Form 10-Q
period 1999-05-31
MCC CATERING INC
filed 1999-07-20
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended May 31, 1999

-----------------------------------------------------------------

                         MCC CATERING INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3642435
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


500 108th Avenue - Suite 730
City Center, Bellevue, WA                     98004
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)



Registrant's telephone number             (425) 990-6407
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X____      No_______

As of May 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

         6,000,000 shares of voting common stock

INDEX

PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements . . . . . . . . . . . . . . . . .3
          CONDENSED CONSOLIDATED BALANCE SHEET . . . . . . . . .4
          CONDENSED CONSOLIDATED INCOME STATEMENT. . . . . . . .5
          STATEMENT OF CASH FLOWS. . . . . . . . . . . . . . . .6
          Note 1.   NATURE OF BUSINESS AND SIGNIFICANT
                    ACCOUNTING POLICIES. . . . . . . . . . . . .8
          Note 2.   USE OF OFFICE SPACE. . . . . . . . . . . . .8
          Note 3.   EARNINGS PER SHARE . . . . . . . . . . . . .8
          Note 4.   LIQUIDITY . . . . . . . . . . . . . . . . . 9
          Note 5.   CONTRIBUTED SERVICES . . . . . . . . . . . .9
          Note 6.   SUBSEQUENT EVENTS . . . . . . . . . . . . . 9

Item 2.   Management's Discussion And Analysis or Plan of
          Operations. . . . . . . . . . . . . . . . . . . . . .11

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . 15

Item 2.   Changes in Securities. . . . . . . . . . . . . . . . 15

Item 3.   Defaults upon Senior Securities. . . . . . . . . . . 15

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 15

Item 5.   Other information. . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of MCC CATERING INC.

We have reviewed the accompanying balance sheet of MCC Catering Inc., (a development stage company) as of May 31, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCC Catering Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Dated: New York, New York
       July 20, 1999

                    MCC CATERING INC. INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of            As Of
                                  May 31, 1999     Feb. 28, 1999
                                    (Unaudited)      (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $50
Accrued Expenses                     16,463               0
                                   _________         ________

Total Current Liabilities            16,463             $50
                                   _________         ________
Total Liabilities                   $16,463             $50

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           4,000
Additional Paid in Capital           34,850               0
Deficit Accumulated During the
Development Stage                  ( 57,313)        ( 4,050)
                                   _________        ________

Total Stockholders' Equity          (     0)        (     0)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                           May 31              February 28
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0       N/A              0        N/A

OPERATING EXPENSES:
 Accounting           1,500       N/A              0        N/A
 Legal                2,500                        0
 Rent Expense (Note 2)  600                        0
 Filing Fee              13                       50
 Contributed Svcs
       (Note 5)      15,000                        0
 Other Start Up Costs     0                    4,000
                    ________   _______       ________   ________

NET LOSS            (19,613)      N/A        ( 4,050)      N/A

NET LOSS PER SHARE     (.01)                    (.01)

Weighted Average
  Number of Shares
  Outstanding        6,000,000               4,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MCC CATERING INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            May 31, 1999         May 30, 1998
                         ________________________________________

CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(19,613)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
Changes in Assets and Liabilities
Increase in Accounts Payable and
Accrued Expenses                  (4,013)
                                 ________          ________

Total Adjustments                 (4,013)             N/A

Net Cash Used in
Operating Activities             (15,600)

CASH FLOWS FROM FINANCING
ACTIVITIES:

Additional Paid in Capital
 Contributed by Shareholder       15,600
                                 ________         _______
Net Cash Provided
by Financing Activities           15,600


Net Change in Cash                     0              N/A

Cash at Beginning of Period            0

Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for

Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
                  NOTES TO FINANCIAL STATEMENTS
                           MAY 31, 1999

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

MCC CATERING INC.,("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 31, 1996. MCC Catering Inc., is a developmental stage company whose principal objective is to develop a chain of "fast food" outlets throughout cities in the United Kingdom.

B. Basis of Presentation

Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C. Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 250 square feet of space for its executive offices at City Tower, 40 Basinghall Street, London, UK which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital.



NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                              MAY 31, 1999

                    Net Loss Per Share          $ (0.01)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 1999 no revenue and a net loss from operations of $57,313. As of May 31, 1999, the Company had a net capital deficiency of $16,463.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its fast food restaurants. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. MCC Catering Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.


NOTE 5 - CONTRIBUTED SERVICES

On March 1, 1999 two of the Company's officers began rendering services on behalf of the company at no cost. The fair market value is $2,500 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 6 - SUBSEQUENT EVENT AND RELATED PARTY TRANSACTION

Glen Investments Ltd. is a shareholder of Astrid Property
Holdings Ltd., which is a shareholder of MCC Catering Inc. (MCC).
Glen Investments has agreed to supply funds up to $75,000 to MCC to cover MCC's financial obligations.

Subsequent to that, there is no guarantee or assurance that Glen
Investments will advance MCC any further funds or that MCC will be able to raise any additional funds to meet its financial obligations.

MCC anticipates that its capital resources, as provided through its management with Glen Investments, will permit the company to maintain its current implemented operations for at least twelve
(12) months.

As of May 31, 1999, no amount was outstanding on this loan.  In
June 1999, $12,500 was advanced.

The loan is not evidenced by a note. The informal agreement calls for no payment of interest. MCC intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

RESULTS OF OPERATIONS

The Company is a development stage company. The Company's goal is to develop its fast food restaurant concept in the three key areas. Those areas are Chinese restaurants, called Shanghai Express, Indian restaurants, called Bombay Express, and Thai restaurants, called Bangkok Express. The Company has not decided whether to create a restaurant which incorporates all three Asian food themes or to create separate restaurants for each of the three Asian food groups. Factors which management will consider in such a determination will center on the cost involved in consolidating all three Asian food groups into one restaurant and the appeal such a concept would have to the consumer. The Company believes that the development of its concept would be most effective by merging or forming an alliance with another business entity which has experience in the industry.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to sustain its business operations or achieve material profits.

The Company intends to acquire or complete a business acquisition after it has developed its fast food chain concept and conducted sufficient research to structure its organization and operations. An acquisition shall be undertaken only at such time when the Company has raised sufficient funds. There is no guarantee however that the Company will raise sufficient funds or that its business plan will succeed.

The Company believes that its management's successful business acumen and its unique Asian fast food concept will attract potential businesses for the purpose of forming an alliance and developing the concept further. There can be no guarantee or assurance however that the Company will be able to attract another entity for such purposes. There is also no guarantee or assurance that any other entity will be willing to sell its assets or business for the Company's common stock in order to merge with the Company since the Company's common stock has no trading market and very little market value.

There is no certainty that the Company's business operations will be successful or profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There can be no assurance that the Company will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to the Company and its shareholders. The Company will select any potential business opportunity based on management's business judgment.


Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient investment in the
Company to cover such expenses.   For the most recent quarter,
the Company's expenditures were primarily for legal and accounting costs. The Company had no revenues in the most recent fiscal quarter.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger and develops its Asian food concept. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations.

The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.

Management does not anticipate actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed acquisition. In such an instance, all shareholders are to be treated equally. This policy is upheld by the inclusion of a resolution of the Board of Director's of the Company, contained in the Company's minutes. In the event management wishes to actively negotiating or otherwise consenting to the purchase of any portion of their common stock as a condition to or in connection with a proposed merger or acquisition, this would need to be disclosed to the Board of Directors and entered into the Company's minutes. The company's shareholders will be afforded an opportunity to approve or consent to any particular stock buy-out transaction or merger.

The Company has not located any probable candidates to form an alliance or conduct a merger because it is still seeking to identify probable locations to open a test restaurant, and to develop its business. While the Company is doing this, management believes that it would not be advantageous to seek to engage in any substantive discussion with potential candidates. Management would rather identify its preferred site of operations prior to engaging into any discussions with other entities for the purpose of forming an alliance or conducting a merger.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with start up and trading of retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. The Company does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. The Company anticipates that its existing capital resources will enable it to maintain its current implemented operations for at least 12 months, however, full implementation of its business plan is dependent upon its ability to raise substantial funding. Management's plan is to develop its concept and locate a business acquisition in order to maximize the benefit of ownership by shareholders in the Company.

It may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient
income to cover such expenses.   However, if the Company engages
outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds.

The Company anticipates that its capital resources, as provided through its arrangement with Glen Investments, will permit the company to maintain its current implemented operations for at least twelve (12) months. Glen Investments has indicated to the Company that it will advance up to $75,000.00 to cover the Company's financial obligations. Subsequent to that, there is no guarantee or assurance that Glen Investments will advance the Company any further funds or that the Company will be able to raise any additional funds to meet its financial obligations.

In the event the Company is unable to raise additional funds through debt or equity funding, the Company will seek to consummate a merger with another entity to take over the Company's operations and to finance the Company's business plan.


YEAR 2000 DISCLOSURE

The Company is aware of the Year 2000 issue and states that it currently does not maintain any material active operations which it foresees will be impacted by the Year 2000 problem.
Management therefore does not anticipate that the company will be affected by this issue, financially or otherwise.

The Company will inquire, assess and determine the effects of the Year 2000 problem on any entity which the Company seeks to form and alliance or merger. In the event the Company determines that such entity has not taken sufficient steps to resolve or address the Year 2000 problem, than the Company will consider such actions or omissions accordingly and decided whether it will proceed to engage in any business relationship with such entity.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

There has been no change in the Company's securities since the filing of its Form 10-12G.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

No matter has been submitted to a vote of security holders during the period covered by this report.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

There are no Exhibits or reports on Form 8-K attached hereto.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


MCC CATERING INC.
-----------------------------------
(Registrant)
Date: July 19, 1999

By: /s/ B.R. PARKER
    ---------------
    President