Form 10-Q/A
period 1999-05-31
MCC CATERING INC
filed 1999-07-22
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-Q/A

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

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended    For the 3 Mos Ended
                           May 31              February 28
                     1999         1998       1999         1998
                    ------------------------------------------

TOTAL REVENUES:     $     0     $    0        $    0      $   0

OPERATING EXPENSES:
 Accounting           1,500          0         2,400          0
 Legal                2,500          0        15,000          0
 Rent Expense (Note 2)  600          0           600          0
 Filing Fee              13         13            12          0
 Contributed Svcs
       (Note 5)      15,000          0             0          0
 Other Start Up Costs     0          0             0          0
                    ________   _______       ________   ________

NET LOSS            (19,613)       (13)      (18,012)         0

NET LOSS PER SHARE     (.01)         0          (.01)         0

Weighted Average
  Number of Shares
  Outstanding        6,000,000  4,000,000    5,622,222 4,000,000



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


MCC CATERING INC.
-----------------------------------
(Registrant)
Date: July 22, 1999

By: /s/ B.R. PARKER
    ---------------
    President