Form 10-Q
period 1999-08-31
MCC CATERING INC
filed 1999-10-15
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 1999

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

                      Yes __X____      No_______

As of August 31, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of MCC CATERING INC.

We have reviewed the accompanying balance sheet of MCC Catering Inc., (a development stage company) as of August 31, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCC Catering Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       October 13, 1999

                    MCC CATERING INC. INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                 Aug. 31, 1999     Feb. 28, 1999
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $50
Accrued Expenses                      8,025               0

Other Liabilities
Loan Payable -
  Glen Investments Ltd. (Note 6)     12,450               0
                                   _________         ________

Total Liabilities                    20,475             $50

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           4,000
Additional Paid in Capital           50,450               0
Deficit Accumulated During the
Development Stage                  ( 76,925)        ( 4,050)
                                   _________        ________

Total Stockholders' Equity          (20,475)        (     0)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                         August 31                 May 31
                     1999         1998       1999         1998
                    --------------------------------------------

TOTAL REVENUES:     $     0      N/A          $    0       N/A

OPERATING EXPENSES:
 Accounting           1,500                    1,500
 Legal                2,500                    2,500
 Rent Expense (Note 2)  600                      600
 Filing Fee              12                       13
 Contributed Svcs
       (Note 5)      15,000                   15,000
                    ________                 ________

NET LOSS            (19,612)                 (19,613)

NET LOSS PER SHARE     (.00)                    (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000      N/A     6,000,000      N/A



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MCC CATERING INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           Aug. 31, 1999        Aug. 31, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(19,612)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Rent                                600
 Contributed Services             15,000
Changes in Assets and Liabilities
Decrease in Accrued Expenses      (8,438)
                                 ________          ________

Total Adjustments                  7,162              N/A

Net Cash Used in
Operating Activities             (12,450)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan payable -
 Glen Investments Ltd.            12,450
                                 ________         _______
Net Cash Provided
by Financing Activities           12,450

Net Change in Cash                     0              N/A
Cash at Beginning of Period            0
Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
                  NOTES TO FINANCIAL STATEMENTS
                         AUGUST 31, 1999

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


NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                            AUGUST 31, 1999

                    Net Loss Per Share          $ (0.00)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to August 31, 1999 no revenue and a net loss from operations of $76,925. As of August 31, 1999, the Company had a net capital deficiency of $20,475.

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

NOTE 6 - RELATED PARTY TRANSACTION

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

As of August 31, 1999, $12,450 was outstanding on this loan.


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

The Company has filed a Form 15(c)2-11 for the purpose of obtaining a trading symbol from the NASD. The company believes that once it acquires a trading symbol, it will be better suited to attract a potential merger or acquisition candidate or to consummate an alliance with another entity. Once the Company has consummated such an alliance or transaction, and it has initiated its restaurant concept at least through the advent and operation of a test restaurant, the Company may seek to raise funding for its expansion and full implementation of its business plan by undertaking a public offering of its shares.


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


MCC CATERING INC.
-----------------------------------
(Registrant)
Date: October 14, 1999

By: /s/ B.R. PARKER
    ---------------
    President