Form 10-Q
period 1999-11-30
MCC CATERING INC
filed 2000-01-18
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended November 30, 1999

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

                      Yes __X____      No_______

As of November 30, 1999, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of MCC CATERING INC.

We have reviewed the accompanying balance sheet of MCC Catering Inc., (a development stage company) as of November 30, 1999 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCC Catering Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       January 14, 2000

                    MCC CATERING INC. INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                 Nov. 30, 1999     Aug. 31, 1999
                                   (Unaudited)      (Unaudited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $ 0
Accrued Expenses                     12,038           8,025

Other Liabilities
Loan Payable -
  Glen Investments Ltd. (Note 6)     12,450          12,450
                                   _________         ________

Total Liabilities                    24,488          20,475

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000
Additional Paid in Capital           66,050          50,450
Deficit Accumulated During the
Development Stage                  ( 96,538)        (76,925)
                                   _________        ________

Total Stockholders' Equity          (24,488)        (20,475)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                        November 30              August 31
                     1999         1998       1999         1998
                    --------------------------------------------

TOTAL REVENUES:     $     0      N/A          $    0       N/A

OPERATING EXPENSES:
 Accounting           1,500                    1,500
 Legal                2,500                    2,500
 Rent Expense (Note 2)  600                      600
 Filing Fee              13                       12
 Contributed Svcs
       (Note 5)      15,000                   15,000
                    ________                 ________

NET LOSS            (19,613)                 (19,612)

NET LOSS PER SHARE     (.00)                    (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000      N/A     6,000,000      N/A



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MCC CATERING INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           Nov. 30, 1999        Nov. 30, 1998
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(19,613)             N/A

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Rent                                600
 Contributed Services             15,000
Changes in Assets and Liabilities
Decrease in Accrued Expenses      (4,013)
                                 ________          ________

Total Adjustments                 19,613              N/A

Net Cash Used in
Operating Activities                   0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan payable -
 Glen Investments Ltd.                 0
                                 ________         _______
Net Cash Provided
by Financing Activities                0

Net Change in Cash                     0              N/A
Cash at Beginning of Period            0
Cash at End of Period             $    0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0
Corporate Taxes                   $    0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
                  NOTES TO FINANCIAL STATEMENTS
                        NOVEMBER 30, 1999

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

NOTE 3 - EARNINGS PER SHARE
                                       FOR THE THREE MONTHS ENDED
                                           NOVEMBER 30, 1999

                    Net Loss Per Share          $ (0.00)



NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 1999 no revenue and a net loss from operations of $(96,538). As of November 30, 1999, the Company had a net capital deficiency of $24,488.

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

As of November 30, 1999, $12,450 was outstanding on this loan. The loan is not evidenced by a note. The informal agreement calls for no payment of interest. MCC intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.

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

After it has developed its fast food chain concept and conducted sufficient research to identify the structure, organization and operation of its organization, the Company intends to acquire or complete a business acquisition to assist it in further implementing its business plan. The Company intends to integrate the acquired entity into the Company's business. No acquisition shall be completed until the Company has raised sufficient funds which, in management's best discretion, will allow the Company to fully implement its business plan. There is no guarantee however that the Company will be able to raise sufficient funds or that its business plan will be successfully implemented even with adequate funding.

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

During the last quarter, the Company has actively researched and sought to determine a viable location in the United Kingdom to open a test store for the purpose of experimenting the Company's concept. As of the date of this filing, no suitable locations have been found. The Company notes that real estate values and rental charges have increased in the United Kingdom during the past year which may create difficulty for the Company to find a location which will be cost beneficial to the Company. Additionally, in the event real estate values and rental charges continue to rise then the Company shall incur additional expenses and charges which may affect its ability to successfully open its restaurants and implement its business plan. Comparably, a decrease in real estate values and rental charges in the United Kingdom may create a better opportunity for the Company to implement its business plan.

The Company has no recent operating history and no representation is made, nor is any intended, that the Company will be able to carry on future business activities successfully. Further, there can be no assurance that the Company will have the ability to fully implement its business operations or achieve material profits. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

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

The Company has not located any probable candidates to form an alliance or conduct a merger because it is still seeking to identify probable locations to open a test restaurant, and to develop its business. While the Company is doing this, management believes that it would not be advantageous to seek to engage in any substantive discussion with potential candidates. Management would rather identify its preferred site of operations prior to engaging into any discussions with other entities for the purpose of forming an alliance or conducting a merger.
In seeking to form an alliance or conduct a merger, the Company intends on targeting an entity which maintains an operating business in the catering industry. There is no requisite that such entity possess a profitable business operation. Rather, management will select an entity, utilizing its own business judgment and discretion, which management believes will possess operations and a business plan which complement the business plan of MCC Catering and provide a good potential for long term growth and revenue.

The Company has filed a Form 15(c)2-11 for the purpose of obtaining a trading symbol from the NASD. The company believes that once it acquires a trading symbol, it will be better suited to attract a potential merger or acquisition candidate or to consummate an alliance with another entity. Once the Company has consummated such an alliance or transaction, and it has initiated its restaurant concept at least through the advent and operation of a test restaurant, the Company may seek to raise funding for its expansion and full implementation of its business plan by undertaking a public offering of its shares. As of the date of this report, the Company's application on Form 2-11 is pending.


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


MCC CATERING INC.
-----------------------------------
(Registrant)
Date: January 14, 2000

By: /s/ B.R. PARKER
    ---------------
    President