Form 10-K
period 2000-02-28
MCC CATERING INC
filed 2000-11-07
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10K

       Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

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

                  Yes   X       No

As of February 29, 2000, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value
6,000,000 issued and outstanding

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

MCC CATERING INC., (the "Company"), a development stage company, was organized in January 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

The Company was formed to provide "fast food" outlets throughout cities in the United Kingdom. The Company seeks to market its restaurants with three national themes, Chinese, Indian and Thai, under an "Express" banner. Each of the restaurants is to have certain key features in common and be the key to the success of the business. These include, average take away meal prices around $5.00, fast and friendly service with food ordered within one (1) minute of queing and served within three (3) minutes and immaculately clean kitchen and eating areas.

The Company's restaurant concept is to provide a better and different alternative to the regular fast food "burger and sandwiches chain" which are currently marketed by large national chains such as McDonald's and Burger King. The key features that exist between the national themes will be a quick efficient service which will permit customers to have their food served within three (3) minutes. The menu selection will also be far greater than that in existing fast food restaurant chains and will focus on the Asian food concept. The Company intends to price its products in accordance with that of the existing restaurant chains. The location of the restaurants, its service, selection and prices will be tantamount to the Company's success.

The Company conducted research to assess its competition and the market demand for its Asian food concept. The Company evaluated the products, service and prices of its main competitors in the United Kingdom: McDonald's, Burger King, Wimpy and Kentucky Fried Chicken. The Company determined that consumers were offered limited choices at all these restaurants. The first three offered burgers, in a limited variety of forms, along with a small selection of other foods. The fourth offered solely fried chicken with a very abbreviated selection of other foods. The average price for a meal in McDonald's was $5, Burger King $6, Wimpy $5 and Kentucky Fried Chicken $7. Based on its research, the Company determined that the market was lacking a fast food restaurant concept which offered consumers a variety of choices and foods which were not limited to either burgers or chicken.

The Company sought to find an investor to help the Company fund the production of a business plan and to assist with market research. The Company's initial efforts in this regard were unsuccessful.

The old management resigned on January 4, 1998 and were replaced by the current management of B.R. Parker and Linden Boyne. None of the officers and executives of the old management remained in place once new management took over the operation of the Company. New management was then brought into the company. The new management determined that there was an opportunity for the development of the company's Asian Express concept. Investors of the Company provided funding for the preparation of a private placement memorandum to raise capital for further research and initial investment to test the concept in London. The Company thereafter conducted a Regulation D 504 Offering in December 1998, raising $20,000.00 to fund additional research in a fully successful offering. The Company's December 1998 private placement was fully successful by reason of the fact that all shares offered under the placement were subscribed to. The company was able to raise enough funds to finance its research as was planned at that time.

New management assessed the fast food restaurant market available in the United Kingdom and determined that there was no fast food chain which offered Asian foods. Some of the most popular foods currently eaten by consumers in the United Kingdom are Indian, Chinese and Thai. Management's research further determined that there existed in the United Kingdom a significant amount of Indian, Chinese and Thai restaurants which were operating successfully. As a result, management believed that a successful business concept would be to create a fast food restaurant concept based upon the three Asian foods. The Company has not decided whether to create a restaurant which incorporates all three Asian food themes or to create separate restaurants for each of the three Asian food groups. Factors which management will consider in such a determination will center on the cost involved in consolidating all three Asian food groups into one restaurant and the appeal such a concept would have to the consumer.

The Company intends to acquire or complete a business acquisition after it has developed its fast food chain concept and conducted sufficient research to identify the structure, organization and operation of its organization. Once the fast food chain concept has been developed, then the acquired businesses will be integrated into the Company's concept. It should be understood that the Company will undertake to make such acquisitions once it has raised sufficient funds. There is no guarantee however that the Company will raise sufficient funds or that its business plan will succeed.

There have been no test restaurants opened or operated by the Company as yet and the Company has not tested its concept on London consumers.

The fast food industry is a highly competitive market which is dominated in the United Kingdom by McDonald's, Burger King, Wimpy and Kentucky Fried Chicken. Low prices and satisfactory quality are demanded by consumers and provided by these companies. Notwithstanding this, the Company expects to distinguish itself from these companies by providing an Asian fast food chain concept which is currently not available in the United Kingdom.



Item 2.  Description of Property

The company's administrative offices are located at 500 108TH Avenue, Suite 730, City Center, Bellevue, WA 98004. The company also maintains offices at City Tower - Level 4, 40 Basinghall Street, London EC2V 5DE. The company at this time has no other material assets or property.



Item 3.  Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                             PART II


Item 5.    Market for Common Equity and Related Stockholder
           Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. On February 28, 1999, there were approximately 139 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

There is currently no public trading market for the Company's common stock.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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

The Company has spent the past twelve months finalizing research and attempting to find a partner to merge with however as yet no candidate has been found. Should the Company have difficulty in finding a suitable business partner then the Company will have to revisit its business plan and look at alternatives to provide the Company's shareholders with a viable business that can create value.

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

During the last twelve months, the Company has actively researched and sought to determine a viable location in the United Kingdom to open a test store for the purpose of experimenting the Company's concept. As of the date of this filing, no suitable locations have been found, and the management has now decided after much thought, that there is no point in continuing with this until such time as the Company has sufficient funds to commence operations with a test restaurant. The Company notes that real estate values and rental charges have increased in the United Kingdom during the past year which may create difficulty for the Company to find a location which has also contributed to management's decision. Management will now concentrate all efforts in locating a business partner.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of MCC CATERING INC.

We have audited the accompanying balance sheet of London Software Industries Inc., (a development stage company) as of February
29, 2000 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from December 31, 1996 (inception) to February 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standard require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidences supporting the amounts and disclosures in the financial statements, An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCC Catering, as of February 29, 2000, and the results of its operations and its cash flows for the year then ended and for the period from December 31, 1996 (inception) to February 29, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has losses from operations and a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Graf Repetti & Co., LLP.
New York, New York
September 19, 2000

                        MCC CATERING, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
           FOR THE YEARS ENDING FEBRUARY 28, 1999 AND
                        FEBRUARY 29, 2000

                                         As of          As of
                                     Feb. 28, 2000  Feb. 28, 1999
                                    -----------------------------
ASSETS
Current Assets
  Cash                                   $   0          $    0
  Other Current Assets                       0               0
                                      ----------      ----------
  Total Current Assets                       0               0

  Other Assets                               0               0
                                      ----------      ----------
  Total Assets                           $   0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0          $    0
 Accrued Expenses                       20,300          12,450
                                      ----------      ----------
 Total Current Liabilities             $20,300          12,450

Other Liabilities
 Loan Payable - Glen Investments
   Note 6                               16,950               0
                                      ----------      ----------
 Total Liabilities                     $37,250         $12,450

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                 6,000           6,000
 Additional Paid in Capital             81,650          19,250
 Deficit Accumulated During
  the Development Stage               (124,900)        (37,700)
                                      ----------      ----------
 Total Stockholders' Equity            (37,250)        (12,450)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0         $     0

The accompanying notes are an integral part of these financial statements

                       MCC CATERING, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
             FOR THE YEAR ENDED FEBRUARY 28, 2000 AND
                      FEBRUARY 28, 1999 AND
    FROM DECEMBER 31, 1996 (INCEPTION) TO FEBRUARY 28, 2000

                                  For the Year    For the Year       From
                                     Ended           Ended       Inception to
                                 Feb. 29, 2000   Feb. 28, 1999  Feb. 29, 2000
                                 -------------   -------------  -------------
TOTAL REVENUES:                  $      0        $      0       $      0
                                 ----------      ----------     ----------

OPERATING EXPENSES:
Accounting                          7,250           2,400          9,650
Legal                              17,500          15,000         32,500
Rent (Note 2)                       2,400           1,200          3,600
Contributed Services               60,000               0         60,000
Filing Fee                             50             100            150
Other Start Up Costs                    0          15,000         19,000
                                 ----------      ----------     ----------
Total Operating Expenses           87,200          33,650        124,900
                                 ----------      ----------     ----------

Operating Loss                   $(87,200)       $(37,700)     $(124,900)
                                 ----------      ----------     ----------
OTHER INCOME (EXPENSES):
Other Income                            0               0              0
                                 ----------      ----------     ----------
NET LOSS                         $(87,200)       $(37,700)     $(124,900)

NET LOSS  PER SHARE              $  (0.01)         $(0.01)        $(0.02)
                                 ----------      ----------     ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           6,000,000       4,305,164       5,088,384
                                 ----------      ----------     ----------

The accompanying notes are an integral part of these financial statements.


                        MCC CATERING, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED FEBRUARY 28, 2000 AND
                      FEBRUARY 28, 1999 AND
    FROM DECEMBER 31, 1996 (INCEPTION) TO FEBRUARY 28, 2000


                              For the Year            From
                                 Ended            Inception to
                           February 29, 2000    February 29, 2000
                           -----------------    -----------------

CASH FLOWS FROM
OPERATING ACTIVITIES

Net Loss                         $(87,200)          $(124,900)
                                  --------           ---------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Accrued Expenses       7,850              20,300
Additional paid in capital
 contributed by shareholders for:
 Rent                               2,400               3,600
 Contributed Services              60,000              60,000
 Other start-up costs                   0               4,050
                                  --------           ---------

Total Adjustments                  70,250              87,950
                                  --------           ---------
Net Cash Used in
Operating Activities              (16,950)            (36,950)
                                  --------           ---------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in loan payable -
 Glen Investments                  16,950              16,950
Proceeds from Issuance of
 Common Stock                           0              20,000
                                  --------           ---------
Net Cash Provided by
Financing Activities               16,950              36,950
                                  --------           ---------
Net Change in Cash                      0                   0

Cash at Beginning of Period             0                   0

Cash at End of Period             $     0             $     0
                                  --------           ---------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense            $     0             $     0
                                  --------           ---------
  Corporate Taxes                 $     0             $     0
                                  --------           ---------

The accompanying notes are an integral part of these financial statements.


                                 MCC CATERING, INC.
                           (A Development Stage Company)
                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO FEBRUARY 29, 2000



                                                        Total
                   COMMON STOCK ISSUED   Additional  Accumulated  Shareholders'
                   SHARES    PAR VALUE   Paid in Cap   Deficit      Equity
              ----------------------------------------------------------------

ISSUANCE OF
4,000,000
SHARES
JANUARY 3, 1997    4,000,000   $ 4,000      $     0      $(4,000)    $      0

NET LOSS FOR THE
PERIOD FROM
INCEPTION TO
FEBRUARY 28, 1998          0         0           50         ( 50)      (    0)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 28, 1998  4,000,000     4,000           50       (4,050)      (    0)

ISSUANCE OF
2,000,000
SHARES
DECEMBER 17, 1998  2,000,000     2,000       18,000             0      20,000

NET LOSS FOR
THE YEAR ENDED
FEBRUARY 28, 1999          0         0        1,200       (33,650)     (32,450)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 28, 1999  6,000,000    $6,000      $19,250       $37,700      $12,450

NET LOSS FOR THE
YEAR ENDED
FEBRUARY 29, 2000          0         0       62,400       (87,200)     (24,800)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 29, 2000  6,000,000    $6,000      $81,650     $(124,900)   $(37,250)


The accompanying notes are an integral part of these financial statements.


                        MCC CATERING, INC.
                   (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                         FEBRUARY 29, 2000

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.   Description of Company
MCC Catering, Inc. ("the Company") is a for profit corporation incorporated under the laws of the State of Delaware on December 31, 1996. MCC Catering's principal objective is to identify, develop a chain of fast food outlets throughout cities in the United Kingdom.

B.   Basis of Presentation
Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C.   Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that, affect certain reported amounts and disclosures. Accordingly actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 4.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 250 square feet of space for its executive offices at City Tower, 40 Basinghall Street, London, UK which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month which is reflected as an expense with a corresponding credit to contributed capital.

NOTE 3 - EARNINGS PER SHARE
                                                     From
                          For the Year Ended     Inception to
                           February 29, 2000  February 29, 2000
                         --------------------------------------
Net Loss per share               $(0.01)           $(0.02)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional, capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflected the operations of its early stage. As a result, the Company had from time of inception to February 29, 2000 no revenue and a net loss from operations of $124,900. As of February 29, 2000, the Company had a net capital deficiency of $(37,250).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up and operation of its retail outlets. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. MCC Catering Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 5 - CONTRIBUTED SERVICES

On March 1, 1999, two of the Company's offices began rendering services on behalf of the company at no cost. The fair market value is $2,500 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 6 - RELATED PARTY TRANSACTION

Glen Investments Ltd., is a shareholder of Astrid Property
Holdings Ltd., which is a shareholder of MCC Catering, Inc.
(MCC). Glen Investments has agreed to supply funds up to $75,000 to MCC to cover MCC's financial obligations.

Subsequent to that, there is no guarantee or assurance that Glen
Investments will advance MCC any further funds or that MCC will be able to raise any additional funds to meet its financial obligations.

MCC anticipates that its capital resources, as provided through its arrangement with Glen Investments, will permit the company to maintain its current implemented operations for at least twelve
(12) months.

As of February 29, 2000, $16,950 was outstanding on this loan.

The loan is not evidenced by a note. The informal agreement calls for no payment of interest. MCC intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.


NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, rent and other start-up costs and the related additional paid in capital contributed by shareholders have been included in the accompanying financial statements at a value of $62,400 for the year ended February 29, 2000 and $67,650 for the period from December 31, 1996 (inception) to February 29, 2000.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

B.R. Parker           50     President and Director        None
L.J. Boyne            49     Secretary                     None

All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. There are no agreements with respects to the election of directors.

Messrs. Boyne and Parker possess a management style which welcomes input from shareholders and which allows them to obtain various perspectives on the Company's efforts and activities. Notwithstanding such input, Messrs. Boyne and Parker oversee the day to day and long term activities of the Company based upon their best business judgment and management expertise. They oversee the Company's search in locating potential business opportunities and targeting an entity to undertake a merger transaction. Additionally, they report to the shareholders regarding their progress and are open to receiving input from the majority shareholders.

Set forth below is certain biographical information and exeperience regarding the Company's executive officers and directors:

Linden Boyne joined NSS Newsagents plc in 1973 as a Regional Manager in charge of 220 stores and was subsequently appointed to the Board in 1978 and became Retail Managing Director in 1990 with responsibility for 550 branches. Mr. Boyne resigned from NSS Newsagents in 1986 when the Group was taken over by Gallahers for GBP85 million. Since 1991 he has been Secretary of a number of companies principally Rosegold Ltd. Shopfittes. Rosegold Ltd., Shopfittes, is an entity whose major business is preparing stores to open for trade and revamping and renovating old stores. Mr. Boyne is the secretary of Rosegold Ltd., Shopfittes, Alexander Wolfe, Inc., London Software Industries Inc., Westminster Auto Retailers Inc., and Health 421.com, Inc. The position of Secretary eentails ensuring that the corporate and financial records of the Company as well as the board minutes and statutory returns are kept up to date at all times.

B.R. Parker has been President and director of the Company since June 23, 1998. For the past seven years, he has worked for Rosegold Ltd. Shopfittes and is currently Managing Director of the company. Basil Parker joined NSS Newsagents plc in 1979 and, after being its Area Supervisor and Area Manager, was appointed to the Marketing Department in 1984 with responsibility for new projects and business expansion. NSS Newsagents was actively moving into Niche markets and specialist areas at that time. He also resigned from the company after it was taken over by Gallahers in 1986. Since that time, Mr. Boyne has been involved in the assisting businesses in integrating their reporting and operating systems.

To the best knowledge of management, during the past five years, no present or former director or executive officer of the
Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him form or otherwise limiting, the following activities:
(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; or (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending, or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in subsequently reversed, suspended, or vacate;

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

The Company's Common Stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in connection therewith, directors, officers, and beneficial owners of more than 10% of the Company's Common Stock are required to file on a timely basis certain reports under Section 16 of the Exchange Act as to their beneficial ownership of the Company's Common Stock.



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended February 29, 2000, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended February
29, 2000.

BONUSES AND DEFERRED COMPENSATION: None.

COMPENSATION PURSUANT TO PLANS: None.

PENSION TABLE: None.

OTHER COMPENSATION: None.

COMPENSATION OF DIRECTORS: None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT:
There are no compensatory plans or arrangements of any kind, including payments to be received from the Company, with respect to any person which would in any way result in payments to any such person because of his or her resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of February 29, 2000, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

Meichrisea Holdings Ltd.      1,250,000                    20.8%
25 Turnbulls Lane
Gibraltar

Bradwall Ltd.                 1,000,000                    16.7%
S8 Int'l Business Centre
Casemates, Main Street
Gibraltar

Astrid Property Holdings        750,000                    12.5%
25 Turnbulls Lane
Gibraltar

Grademore Analysis Ltd.         740,000                    12.3%
168 Church Road
Sussex, United Kingdom

Basil R. Parker                 148,000                     2.4%
Camberley, United Kingdom

L.J. Boyne                      148,000                     2.4%
Surrey, United Kingdom


The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 6,000,000 shares of common stock outstanding as of the date of this filing.

The aggregate amount of common stock held by all officers and directors as a group is 296,000 shares of common stock representing 5.2% of all outstanding shares.



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended February 29, 2000, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended February 29, 2000, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended February 29, 2000 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS:
To the best Knowledge of management, no such transactions exist.


Item 13.  FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K


(A) FINANCIAL STATEMENTS
The Following financial statements are filed as part of this registration statement:

    Balance Sheet
    Statement of Loss
    Statement of Cash Flows
    Statement of Shareholders' Equity (Deficit)
    Selected Financial Data


(B) EXHIBITS AND INDEX OF EXHIBITS
The following exhibits are included in Item 13(c). Other exhibits have been omitted since the required information is not applicable to the registrant.

EXHIBIT

   3         Certificate of incorporation and by-laws

   11        Statement regarding computation of per share
              earnings

   27        Financial Data Schedule


(C) REPORTS ON FORM 8-K
No Report on Form 8-K was filed during the fourth quarter of the period for which this Annual Report is filed.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized. The undersigned is an officer of Westminster Auto Retailers, Inc., has read the statements contained in this Registration statement and states that the contents are true to the undersigned's own knowledge.


MCC CATERING INC.
----------------------
(Registrant)
Date: November 7, 2000

By: /s/ B. R. Parker
    ----------------------
    President