Form 10-Q
period 2000-05-31
MCC CATERING INC
filed 2000-11-08
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2000

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

                      Yes __X____      No_______

As of May 31, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of MCC CATERING INC.

We have reviewed the accompanying balance sheet of MCC Catering Inc., (a development stage company) as of May 31, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCC Catering Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       October 30, 2000

                    MCC CATERING INC. INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                 Aug. 31, 2000     Feb. 29, 2000
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $ 0
Accrued Expenses                     17,063          20,300

Other Liabilities
Loan Payable -
  Glen Investments Ltd. (Note 6)     24,450          16,950
                                   _________         ________

Total Liabilities                    41,513         $37,250

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000
Additional Paid in Capital           97,250          81,650
Deficit Accumulated During the
Development Stage                  (144,763)       (124,900)
                                   _________        ________

Total Stockholders' Equity          (41,513)        (37,250)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                          May  31               November 30
                     2000         1999       1999         1998
                    --------------------------------------------

TOTAL REVENUES:     $     0      $     0      $    0       N/A

OPERATING EXPENSES:
 Accounting           1,750        1,500       1,500
 Legal                2,500        2,500       2,500
 Rent Expense (Note 2)  600          600         600
 Filing Fee              13           13          13
 Contributed Svcs
       (Note 5)      15,000       15,000      15,000
                    --------    ---------    --------

NET LOSS            (19,863)     (19,613)    (19,613)

NET LOSS PER SHARE     (.00)        (.00)       (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000 6,000,000    6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MCC CATERING INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                            May 31, 2000         May 31, 1999
                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:

Net Loss                        $(19,863)          $(19,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Rent                                600                  0
 Contributed Services             15,000                  0
Changes in Assets and Liabilities
Decrease in Accrued Expenses      (3,237)            (4,013)
                                 ________          ________

Total Adjustments                 12,363             (4,013)

Net Cash Used in
Operating Activities             ( 7,500)           (15,600)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan payable -
 Glen Investments Ltd.             7,500             15,600
                                 ________           _______
Net Cash Provided
by Financing Activities            7,500             15,600

Net Change in Cash                     0                  0
Cash at Beginning of Period            0                  0
Cash at End of Period             $    0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2000 no revenue and a net loss from operations of $(144,763). As of May 31, 2000, the Company had a net capital deficiency of $41,513.

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

As of May 31, 2000, $24,450 was outstanding on this loan.

The loan is not evidenced by a note. The informal agreement calls for no payment of interest. MCC intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.


NOTE 7 - NON-CASH FINANCIAL TRANSACTION

Non-cash financing transactions consisting of the cost of contributed services, legal services, rent and the related additional paid in capital contributed by shareholders have been included in expenses and additional paid in capital, respectively, in the accompanying financial statements at a value of $15,600.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

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