Form 10-Q
period 2000-11-30
MCC CATERING INC
filed 2001-05-03
CIK 1078610

UNITED STATES
                  SECURITIES EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2000

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

                      Yes __X____      No_______

As of Novbember 30, 2000, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of MCC CATERING INC.

We have reviewed the accompanying balance sheet of MCC Catering Inc., (a development stage company) as of November 30, 2000 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of MCC Catering Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       April 26, 2001

                    MCC CATERING INC. INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                 Nov. 30, 2000     Feb. 29, 2000
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
Other Current Assets                      0               0
                                   _________         ________
Total Current Assets                      0               0
Other Assets                              0               0
                                   _________         ________
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $ 0
Accrued Expenses                     21,088          20,300

Other Liabilities
Loan Payable -
  Glen Investments Ltd. (Note 6)     28,950          16,950
                                   _________         ________

Total Liabilities                    50,038         $37,250

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 6,000,000 Shares                     6,000           6,000
Additional Paid in Capital          128,450          81,650
Deficit Accumulated During the
Development Stage                  (184,488)       (124,900)
                                   _________        ________

Total Stockholders' Equity          (50,038)        (37,250)

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $0              $0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                        November 30              August 31
                     2000         1999       2000         1999
                    --------------------------------------------

TOTAL REVENUES:     $     0      $     0      $    0    $    0

OPERATING EXPENSES:
 Accounting           1,750        1,500       1,750     1,500
 Legal                2,500        2,500       2,500     2,500
 Rent Expense (Note 2)  600          600         600       600
 Filing Fee              13           13          12        13
 Contributed Svcs
       (Note 5)      15,000       15,000      15,000    15,000
                    --------    ---------    --------  --------

NET LOSS            (19,863)     (19,613)    (19,862)  (19,613)

NET LOSS PER SHARE     (.00)        (.00)       (.00)     (.00)

Weighted Average
  Number of Shares
  Outstanding        6,000,000 6,000,000    6,000,000 6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MCC CATERING INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                   to
                           November 30, 2000  November 30, 1999

                         ________________________________________
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(19,863)          $(19,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Rent                                600                600
 Contributed Services             15,000             15,000
Changes in Assets and Liabilities
Decrease in Accrued Expenses      ( 237)            (4,013)
                                 ________          ________

Total Adjustments                 15,363             19,613

Net Cash Used in
Operating Activities              (4,500)                 0

CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan payable -
 Glen Investments Ltd.             4,500                  0
                                 ________           _______
Net Cash Provided
by Financing Activities            4,500                  0

Net Change in Cash                     0                  0
Cash at Beginning of Period            0                  0
Cash at End of Period             $    0                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
                  NOTES TO FINANCIAL STATEMENTS
                         NOVEMBER 30, 2000

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

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2000 no revenue and a net loss from operations of $(184,488). As of November 30, 2000, the Company had a net capital deficiency of $(50,038).

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

As of November 30, 2000, $28,950 was outstanding on this loan.

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

The Company has spent the quarter attempting to find a partner to merge with however no candidate has been found. Should the Company have difficulty in finding a suitable business partner then the Company will have to revisit its business plan and look at alternatives to provide the Company's shareholders with a viable business that can create value.

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

During the last twelve months, the Company has actively researched and sought to determine a viable location in the United Kingdom to open a test store for the purpose of experimenting the Company's concept. As of the date of this filing, no suitable locations have been found, and the management has now decided after much thought, that there is no point in continuing with this until such time as the Company has sufficient funds to commence operations with a test restaurant. The Company notes that real estate values and rental charges have increased substantially in the United Kingdom during the past year which may create difficulty for the Company to find a location which has also contributed to management's decision. Management will now concentrate all efforts in locating a business partner.


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


MCC CATERING INC.
-----------------------------------
(Registrant)
Date: May 3, 2001

By: /s/ B.R. PARKER
    ---------------
    President