Form 10-K
period 2001-02-28
MCC CATERING INC
filed 2001-05-30
CIK 1078610

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

                  Yes   X       No

As of February 28, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

The Company thereafter sought to find a partner to merge with however no candidate has been found. Should the Company have difficulty in finding a suitable business partner then the Company will have to revisit its business plan and look at alternatives to provide the Company's shareholders with a viable business that can create value.



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

The Company has spent the past year attempting to find a partner to merge with however no candidate has been found. Should the Company have difficulty in finding a suitable business partner then the Company will have to revisit its business plan and look at alternatives to provide the Company's shareholders with a viable business that can create value for its shareholders.

There is no guarantee however that the Company will be able to raise sufficient funds or that its business plan will be
successfully implemented even with adequate funding.   There is
also no guarantee or assurance that any other entity will be willing to sell its assets or business for the Company's common stock in order to merge with the Company.

Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient investment in the
Company to cover such expenses.   However, if the Company engages
outside advisors or consultants in search for business opportunities, it may be necessary for the Company to attempt to
raise additional funds.   There is no assurance that the Company
will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favorable opportunities. There is no certainty that the Company's business will be successful or profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

Because the Company lacks funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as the Company begins to generate sufficient income to cover such expenses. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will forego any compensation until such time as the Company begins to generate sufficient income to cover such
expenses.   However, if the Company engages outside advisors or
consultants in search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. There is no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company develops material operations. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations. The Company will not borrow funds for the purpose of funding payments to the Company's promoters, management or their affiliates or associates. Any funds borrowed by the Company will be utilized to pay statutory, legal and accountant fees expended by the Company.


LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income.

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with research and development of its software.

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

It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future beyond twelve (12) months as the Company has yet to generate sales of its product or to begin substantial operations. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. Investors are alerted that the Company does not have a working capital line of credit with any financial institution and that there is no guarantee or assurance that the Company will be able to raise such funds.

In the event the Company needs additional funding, it shall elect to source funds from its shareholders owning more than 10% of the Company's common stock and seek funding from such shareholders. In such event, the Company will re-evaluate its plans and its proposed operations to determine whether it would be feasible to continue to implement its business plan. The Company would not seek funding beyond its limitations and would ensure that the Company would operate as efficiently as possible to keep costs as streamlined as possible. The Company will not seek funding beyond that which it foresees it will be able to re-pay over a period of twelve (12) months. Should a sudden jump in inflation occur the company's prices may then have to rise in line with inflation.

The Company's costs over the past twelve (12) months have been minimal and related to legal and accounting charges.


SUBSEQUENT EVENT

On May 29, 2001, the Company entered into an Acquisition Agreement with Autofirst Limited, ("Autofirst"), a company incorporated under the laws of the United Kingdom. Under the terms of the Agreement, the Company will undertake a 2.5 for 1 reverse split of its common stock. In consideration of the acquisition of all of the outstanding shares of common stock in Autofirst, the Company shall issue 10,100,000 shares of common stock to the shareholders of Autofirst in proportion to their percentage shareholding in Autofirst. The transaction and closing thereto is subject to the approval of shareholders of both companies. Subsequent to the closing of the transaction, control of the company shall pass to the shareholders of Autofirst.

Autofirst is a corporation duly organized and validly existing under the laws of the United Kingdom. Autofirst is a web enabled freight management service primarily focused on the spot freight marketplace. Its business is initially being launched in the United Kingdom to prove the concept followed by neighboring European Union markets and finally a rollout to the United States market.

Autofirst will aim to be the "FEDEX" of the spot freight business by providing the convenience of a web enabled quotation and factoring system for non-professional buyers of freight services, primarily in SME's which matches their random shipments in real time to carrier running empty back hauls. Autofirst will seek to provide the non-professional shipper with real time quotes from carriers with underutilized capacity giving shippers a new level of competitive pricing, service and a more time saving transaction process which gives carriers new revenue sources from a market traditionally difficult to prospect, increases load optimization, margins and reduces credit risk.

Item 7.  Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of MCC CATERING INC.

We have audited the accompanying balance sheet of London Software Industries Inc., (a development stage company) as of February
28, 2001 and the related statements of loss, cash flows and shareholders' equity for the year then ended, and for the period from December 31, 1996 (inception) to February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MCC Catering, as of February 28, 2001, and the results of its operations and its cash flows for the year then ended and for the period from December 31, 1996 (inception) to February 28, 2001 in conformity with generally accepted accounting principles.

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

Graf Repetti & Co., LLP.
New York, New York
May 24, 2001

                        MCC CATERING, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
           FOR THE YEARS ENDING FEBRUARY 28, 2000 AND
                        FEBRUARY 29, 2001

                                         As of          As of
                                     Feb. 28, 2001  Feb. 28, 2000
                                    -----------------------------
ASSETS
Current Assets
  Cash                                   $   0          $    0
  Other Current Assets                       0               0
                                      ----------      ----------
  Total Current Assets                       0               0

  Other Assets                               0               0
                                      ----------      ----------
  Total Assets                           $   0          $    0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                        $   0          $    0
 Accrued Expenses                       33,850          20,300
                                      ----------      ----------
 Total Current Liabilities             $33,850          20,300

Other Liabilities
 Loan Payable - Glen Investments
   Note 6                               28,950          16,950
                                      ----------      ----------
 Total Liabilities                     $62,800         $37,250

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 6,000,000
  Shares                                 6,000           6,000
 Additional Paid in Capital            144,050          81,650
 Deficit Accumulated During
  the Development Stage               (212,850)       (124,900)
                                      ----------      ----------
 Total Stockholders' Equity            (62,800)        (37,250)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $     0         $     0

The accompanying notes are an integral part of these financial statements

                       MCC CATERING, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
             FOR THE YEAR ENDED FEBRUARY 28, 2001 AND
                      FEBRUARY 28, 2000 AND
    FROM DECEMBER 31, 1996 (INCEPTION) TO FEBRUARY 28, 2001

                                  For the Year    For the Year       From
                                     Ended           Ended       Inception to
                                 Feb. 28, 2001   Feb. 28, 2000  Feb. 28, 2001
                                 -------------   -------------  -------------
TOTAL REVENUES:                  $      0        $      0       $      0
                                 ----------      ----------     ----------

OPERATING EXPENSES:
Accounting                          8,000           7,250         17,650
Legal                              17,500          17,500         50,000
Rent (Note 2)                       2,400           2,400          6,000
Contributed Services               60,000          60,000        120,000
Filing Fee                             50              50            200
Other Start Up Costs                    0               0         19,000
                                 ----------      ----------     ----------
Total Operating Expenses           87,950          87,200        212,850
                                 ----------      ----------     ----------

Operating Loss                   $(87,950)       $(87,200)     $(212,850)
                                 ----------      ----------     ----------
OTHER INCOME (EXPENSES):
Other Income                            0               0              0
                                 ----------      ----------     ----------
NET LOSS                         $(87,950)       $(87,200)     $(212,850)

NET LOSS  PER SHARE              $  (0.01)         $(0.01)        $(0.04)
                                 ----------      ----------     ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING           6,000,000       6,000,000       5,375,972
                                 ----------      ----------     ----------

The accompanying notes are an integral part of these financial statements.

                        MCC CATERING, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED FEBRUARY 28, 2001 AND
    FROM DECEMBER 31, 1996 (INCEPTION) TO FEBRUARY 28, 2001

                              For the Year            From
                                 Ended            Inception to
                           February 28, 2001    February 28, 2001
                           -----------------    -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Loss                         $(87,950)          $(212,850)
                                  --------           ---------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Changes in Assets and Liabilities:
 Increase in Accrued Expenses      13,550              33,850
Additional paid in capital
 contributed by shareholders for:
 Rent                               2,400               6,000
 Contributed Services              60,000             120,000
 Other start-up costs                   0               4,050
                                  --------           ---------
Total Adjustments                  75,950             163,900
                                  --------           ---------
Net Cash Used in
Operating Activities              (12,000)            (48,950)
                                  --------           ---------

CASH FLOWS FROM
FINANCING ACTIVITIES:
Increase in loan payable -
 Glen Investments                  12,000              28,950
Proceeds from Issuance of
 Common Stock                           0              20,000
                                  --------           ---------
Net Cash Provided by
Financing Activities               12,000              48,950
                                  --------           ---------
Net Change in Cash                      0                   0

Cash at Beginning of Period             0                   0

Cash at End of Period             $     0             $     0
                                  --------           ---------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense            $     0             $     0
                                  --------           ---------
  Corporate Taxes                 $     0             $     0
                                  --------           ---------

The accompanying notes are an integral part of these financial statements.


                                 MCC CATERING, INC.
                           (A Development Stage Company)
                     STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                         FROM INCEPTION TO FEBRUARY 29, 2000



                                                        Total
                   COMMON STOCK ISSUED   Additional  Accumulated Shareholders'
                   SHARES    PAR VALUE   Paid in Cap   Deficit      Equity
              ----------------------------------------------------------------

ISSUANCE OF
4,000,000
SHARES
JANUARY 3, 1997    4,000,000   $ 4,000      $     0      $(4,000)    $      0

NET LOSS FOR THE
PERIOD FROM
INCEPTION TO
FEBRUARY 28, 1998          0         0           50         ( 50)      (    0)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 28, 1998  4,000,000     4,000           50       (4,050)      (    0)

ISSUANCE OF
2,000,000
SHARES
DECEMBER 17, 1998  2,000,000     2,000       18,000             0      20,000

NET LOSS FOR
THE YEAR ENDED
FEBRUARY 28, 1999          0         0        1,200      (33,650)     (32,450)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 28, 1999  6,000,000    $6,000      $19,250       $37,700     $12,450

NET LOSS FOR THE
YEAR ENDED
FEBRUARY 29, 2000          0         0       62,400       (87,200)    (24,800)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 29, 2000  6,000,000    $6,000      $81,650     $(124,900)   $(37,250)

NET LOSS FOR THE
YEAR ENDED
FEBRUARY 28, 2001          0         0       62,400       (87,950)    (24,800)
              ----------------------------------------------------------------
BALANCE
FEBRUARY 28, 2001  6,000,000    $6,000     $144,050     $(212,850)   $(62,050)
                   ===========================================================

The accompanying notes are an integral part of these financial statements.

                        MCC CATERING, INC.
                   (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                         FEBRUARY 28, 2001

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

NOTE 3 - EARNINGS PER SHARE
                                                     From
                          For the Year Ended     Inception to
                           February 28, 2001  February 28, 2001
                         --------------------------------------
Net Loss per share               $(0.01)           $(0.04)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional, capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflected the operations of its early stage. As a result, the Company had from time of inception to February 28, 2001 no revenue and a net loss from operations of $212,850. As of February 28, 2001, the Company had a net capital deficiency of $(62,800).

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

As of February 28, 2001, $28,950 was outstanding on this loan.

The loan is not evidenced by a note. The informal agreement calls for no payment of interest. MCC intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.


NOTE 7 - NON-CASH FINANCIAL TRANSACTIONS

Non-cash financing transactions consisting of the cost of contributed services, rent and other start-up costs and the related additional paid in capital contributed by shareholders have been included in the accompanying financial statements at a value of $62,400 for the year ended February 28, 2001 and $62,400 for the period from December 31, 1996 (inception) to February 28, 2001.

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.


                            PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS

B.R. Parker           52     President and Director        None
L.J. Boyne            51     Secretary                     None

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



Item 10.    EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended February 28, 2001, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended February
28, 2001.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of February 28, 2001, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


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



Item 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended February 28, 2001, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended February 28, 2001, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended February 28, 2001 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


MCC CATERING INC.
----------------------
(Registrant)
Date: May 30, 2001

By: /s/ B. R. Parker
    ----------------------
    President