Form 10-Q
period 2001-05-31
MCC CATERING INC
filed 2001-11-26
CIK 1078610

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2001

-----------------------------------------------------------------

                       ANYTHING2SHIP, INC.
                  (Formerly MCC CATERING INC.)
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

                      Yes __X____      No_______

As of May 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

         12,500,000 shares of voting common stock

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 15

Item 5.   Other information. . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of Anything2Ship, Inc.

We have reviewed the accompanying balance sheet of Anything2Ship, Inc.,(a development stage company) as of May 31, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Anything2Ship Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       November 9, 2001

                    MCC CATERING INC. INC.
              CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                  May 31, 2001     Feb. 28, 2001
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $0              $0
                                    ----------      ----------
TOTAL ASSETS                             $0              $0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable                         $0             $ 0
Accrued Expenses                     34,763          33,850

Other Liabilities
Loan Payable -
  Glen Investments Ltd. (Note 6)     32,450          28,950
                                    ----------      ----------
Total Liabilities                    67,213         $62,800

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 12,500,000 Shares                   12,500
 Issued and Outstanding 6,000,000
 shares as of Feb. 28, 2001                           6,000
Additional Paid in Capital          153,253         144,050
Deficit Accumulated During the
Development Stage                  (232,963)       (212,850)
                                    ----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                    $3              $0
                                    ==========      ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
           CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                    For the 3 Mos Ended     For the 3 Mos Ended
                           May 31                November 30
                     2001         2000       2000         1999
                    --------------------------------------------

TOTAL REVENUES:     $     0      $     0      $    0    $    0

OPERATING EXPENSES:
 Accounting           3,000        1,750       1,750     1,500
 Legal                4,000        2,500       2,500     2,500
 Rent Expense (Note 2)  600          600         600       600
 Filing Fee              13           13          13        13
 Contributed Svcs
       (Note 5)      15,000       15,000      15,000    15,000
                    --------    ---------    --------  --------

NET LOSS            (22,613)     (19,863)    (19,863)  (19,613)

NET LOSS PER SHARE     (.01)        (.00)       (.00)     (.00)

Weighted Average
  Number of Shares
  Outstanding      2,619,555    6,000,000   6,000,000 6,000,000



The accompanying notes and accountant's report are an integral part of these financial statements.

                       MCC CATERING INC.
              STATEMENT OF CASH FLOWS (unaudited)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                             May 31, 2001        May 31, 2000
                           ------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                        $(22,613)          $(19,863)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Rent                                600                600
 Contributed Services             15,000             15,000
 Payment of accounts payable         100
Changes in Assets and Liabilities
 Increase/(Decrease) in Accrued
    Expenses                       3,413             (3,237)
                           ------------------------------------
Total Adjustments                 19,113             12,363

Net Cash Used in
Operating Activities              (3,500)            (7,500)
                           ------------------------------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Increase in loan payable -
 Glen Investments Ltd.             3,500              7,500
Proceeds from issuance of
 common stock                          3                  0
                           ------------------------------------
Net Cash Provided
by Financing Activities            3,503              7,500

Net Change in Cash                     3                  0
Cash at Beginning of Period            0                  0
                           ------------------------------------
Cash at End of Period             $    3                  0

Supplemental Disclosure of
Cash Flow Information
Cash Paid During the Period for
Interest Expense                       0                  0
Corporate Taxes                   $    0                  0

The accompanying notes and accountant's report are an integral part of these financial statements.

                         MCC CATERING INC.
                  NOTES TO FINANCIAL STATEMENTS
                           May 31, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

Anything2Ship Inc.,("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 31, 1996 under the name MCC Catering Inc. The Company is aa developmental stage company. The Company's principal objective was to develop a chain of "fast food" restaurants in the United Kingdom. In connection wit the business combination described in
Note 1(f), the Company changed its objective to focus on the development of a digital technology platform to service the shipping industry. On May 31, 2001, the Company changed its anme to Anything2Ship, Inc.


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

D. Cash and Cash Equivalents

for purposes of the statement of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.

E. Consolidation Policy

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. There were no inter-company transaction to eliminate in consolidation.

F. Purchase Agreement

On May 29, 2001, the Company entered into an agreement whereby it agreed to be purchased by AutoFirst Limited, a company incorporated under the laws of the United Kingdom. AutoFirst Limited is a development stage company with $3 of assets and no liabilities as of May 29, 2001. The agreement called for a one-for 2.5 reverse split of Anything2Ship Inc.'s currently outstanding shares resulting in 2,400,000 outstanding. The financial statements as presented reflected the stock split. Anything2Ship Inc., then issued 12,500,00 post-reverse split shares with a par value of $12,500 to the shareholders of AutoFirst Limited and others in exchange for 100% of the issued and outstanding stock of AutoFirst Limited.

Anything2ship accounted for the purchase agreement transaction as a capital transaction rather than a business combination. Additional paid in capital was reduced for the $12,500 par value of the stock. Anything2Ship issued in exchange for the outstanding stock of AutoFirst. Anything2Ship recorded AutoFirst's cash of $3 as its own assets. No goodwill or other intangible asset was recorded. Upon consummation of the transaction, the prior historic financial statements of the new entity reflected AutoFirst's historic financial statements. The Company is known as Anything2Ship, Inc.

Although Anything2Ship is the legal acquirer of AutoFirst, AutoFirst is the acquirer for accounting purposes because the former shareholders of AutoFirst hold 81% of the total shares of Anything2Ship, and the former shareholders of Anything2Ship hold 19% of the total shares immediately after the acquisition. Thus, the former shareholders of AutoFirst have control of the merged entity.



NOTE 2 - USE OF OFFICE SPACE

The Company uses 250 square feet of space for its executive offices at City Tower, 40 Basinghall Street, London, UK which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital.


NOTE 3 - EARNINGS PER SHARE

            Net Loss Per Share          $ (0.09)

NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2001 no revenue and a net loss from operations of $(232,963).
As of May 31, 2001, the Company had a net capital deficiency of $(67,210).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its fast food restaurants. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Anything2Ship Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Note 6.


NOTE 5 - CONTRIBUTED SERVICES

On March 1, 1999 two of the Company's officers began rendering services on behalf of the company at no cost. The fair market value is $2,500 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 6 - RELATED PARTY TRANSACTION

Glen Investments Ltd. is a shareholder of Astrid Property Holdings Ltd., which is a shareholder of Anything2Ship, Inc. Glen Investments has agreed to supply funds up to $75,000 to Anything2Ship to cover Anything2Ship's financial obligations.

Subsequent to that, there is no guarantee or assurance that Glen
Investments will advance Anything2Ship any further funds or that Anything2Ship will be able to raise any additional funds to meet its financial obligations.

Anything2Ship anticipates that its capital resources, as provided through its management with Glen Investments, will permit the company to maintain its current implemented operations for at least twelve (12) months.

As of May 31, 2001, $32,450 was outstanding on this loan.

The loan is not evidenced by a note. The informal agreement calls for no payment of interest. Anything2Ship intends to repay the loan out of any fundraising that it may carry out or when the company achieves sustainable revenue.


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

Anything2Ship Inc., ("A2S"), a development stage company, was organized in January 1997 as MCC Catering Inc., under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware. A2S has limited operating history upon which investors can rely upon in evaluating the company.

A2S was originally formed to provide "fast food" outlets throughout cities in the United Kingdom. After unsuccessful attempts to raise capital to develop the company's business plan management decided that the company's business plan was not feasible and as such looked for an acquisition or merger candidate that could develop a viable business and provide value for shareholders.

On May 29, 2001, the Company acquired Autofirst Limited, a UK corporation with the stated aim of developing and acquiring technology to develop a digital platform to match shippers with hauliers. As part of the transaction the company effectuated a
2.5 to one reverse split of the company's outstanding shares of common stock and issued 10,100,000 shares of common stock to the shareholders of Autofirst Limited. This resulted with the company having outstanding 12,500,000 shares of issued and outstanding common stock as at 31st May 2001. On May 31, 2001 the company changed its name to Anything2Ship Inc. The shareholders of Autofirst Limited assumed control of the Company as at 29th May 2001.

Anything2ship Inc., (hereinafter "A2S") is a web enabled freight management service primarily focused on the spot freight marketplace. Its business is initially being launched in the UK, and is expected to subsequently expanding throughout the European Union countries. In the vent such an expansion is successful, the company will attempt to continue with an expansion to the United States. There is no guarantee that A2S' plans shall be successful or that it shall become profitable. Investors are alerted that there exist significant risks associated with investment in A2S.

A2S has created a new market dynamic that virtually eliminates the significant inefficiency in the buying and selling of freight services between spot buyers and shippers (Small to Medium Enterprises-"SME's") of freight over 150 lbs and Carriers seeking to fill empty space backhauls. By utilizing the Internet, A2S has codified in time and place terms a random marketplace by matching in real-time the supply and demand needs of an extensive spot shipper market. Plagued by underutilized trucking capacity, carriers are currently running 36% empty in the UK and higher in Europe.

The logistics market in the UK is over $150 billion, but with the planned expansion into Europe the total market exceeds $ 1.5 trillion, which is fragmented into thousands of companies. The top 15 UK Carriers account for less than 6% of the market; A2S's target market is 2.7 million of the 3.7 million UK SME's (Details: Appendix 1). To achieve its Year 3 goal, A2S needs to capture 1% of this SME target market, or 27,000 shippers. The growth in the road haulage market will be characterized by wider international coverage, an increasing reliance on Information Technology (IT), and growth in rationalization as larger companies target acquisitions in order to increase their geographic and product coverage. In addition, the industry will remain burdened by overcapacity that will further intensify competition and create demand for greater efficiency, capacity management, and cost control.

A2S will seek to provide a unique freight management service that satisfies the unmet needs of buyers and sellers of spot freight. It will seek to accommodate the small to medium size businesses (SME's) who are plagued by the frustration of getting competitive quotes, prompt service and efficient accounting reconciliation. Conversely, A2S will seek to help carriers optimize capacity by reaching SME's that have been inherently too expensive and inefficient to prospect.

A2S seeks to provide the SME buyer of spot freight with real-time quotes from Carriers with underutilized capacity by their postcode preferences, thus giving shippers a new level of competitive pricing, service, and efficiency within the entire transaction process. A2S also seeks to provide Carriers with new revenue sources from an untapped market, thereby increasing load optimization and margins, while reducing costs and credit risk.

A2S shall focus on the 150lbs/68 kilos plus spot freight marketplace, which is approximately 5 times the value of the FedEx/UPS market in the US. This market is highly fragmented and therefore poorly served. A2S will seek to initially serve the UK SME market by creating efficient, automated, cost effective service in place of a manually intensive, time consuming and fragmented process. No recognized brand currently serves this market. A2S consolidates the SME marketplace by creating "critical mass" for the Seller (Carrier) looking to optimize capacity and reduce the average 36% running empty capacity. The A2S system perfects a disorganized supply and demand marketplace. A2S utilizes the existing physical infrastructure of the marketplace by using digital technology to match buyers and sellers. Thus A2S will seek to derive revenues from buyer and seller by taking a commission when a transaction is completed, this creates dependency driven by time and cost savings. Additionally, A2S expects to have low fixed costs, all of the above are core factors that also exist in the eBay model.

A2S intends to charge a minimum of 2% from the Carrier and marks up the Carrier Quote by 15% to the shipper. As A2S fills excess capacity, which is otherwise unused, it will create lower and more competitive pricing for A2S customers.

The product is an efficient and cost effective electronic system that allows shippers to get competitive real-time quotes matched to carriers under utilized capacity by zip code preferences. A2S electronically arranges all documents, payments, bills of lading, tracking and delivery notices. This approach retains and maintains existing purchasing behavior but eliminates phone and fax practice. This is achieved in part through the support of Oracle 11i Financials, which provide a powerful web hub of accounting, customer service, and reporting tools. This is in conjunction with the Oracle Database which is the industry standard database platform. In addition, the Company is integrating a number of existing applications and platforms used by the Airline Industry, IRS and the US Postal service. Reliability, scalability and the elimination of reliance on proprietary protocols and standards will be insured.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.


Item 2.   Changes in Securities

On May 29, 2001, the Company acquired Autofirst Limited, a UK corporation with the stated aim of developing and acquiring technology to develop a digital platform to match shippers with hauliers. As part of the transaction the company effectuated a
2.5 to one reverse split of the company's outstanding shares of common stock and issued 10,100,000 shares of common stock to the shareholders of Autofirst Limited. This resulted with the company having outstanding 12,500,000 shares of issued and outstanding common stock as at 31st May 2001.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund installment.


Item 4.   Submission of Matters to a Vote of Security Holders

On May 29, 2001, the Company entered into an Acquisition Agreement with Autofirst Limited, ("Autofirst"), a company incorporated under the laws of the United Kingdom. Under the terms of the Agreement, the Company will undertake a 2.5 for 1 reverse split of its common stock. In consideration of the acquisition of all of the outstanding shares of common stock in Autofirst, the Company shall issue 10,100,000 shares of common stock to the shareholders of Autofirst in proportion to their percentage shareholding in Autofirst. The transaction and closing was approved by a majority of the shareholders of both companies. Subsequent to the closing of the transaction, control of the company shall pass to the shareholders of Autofirst.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

The company on May 29, 2001 filed a report on Form 8-K which is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ANYTHING2SHIP INC.
-----------------------------------
(Registrant)
Date: November 21, 2001

By: /s/ PETER BARNES
    ----------------
    President