Form 10-Q
period 2001-08-31
MCC CATERING INC
filed 2002-03-12
CIK 1078610

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 2001

-----------------------------------------------------------------

                       ANYTHING2SHIP, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3642435
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)



----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes _____      No_______

As of August 31, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


To the Board of Directors of Anything2Ship, Inc.

We have reviewed the accompanying balance sheet of Anything2Ship, Inc.,(a development stage company) as of August 31, 2001 and the related statements of operations and accumulated deficit, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Anything2Ship Inc.

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

Graf Repetti & Co., LLP
Dated: New York, New York
       January 24, 2002

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                August 31, 2001     Feb. 28, 2001
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $3              $0

Fixed Assets - Note 6               212,699
                                  ----------      ----------
TOTAL ASSETS                       $212,702              $0
                                  ==========      ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses                    $42,425         $33,850
Lease payable -
  IOS Capital - Note 7                3,632               -
  Lucent Tech - Note 8                8,940               -
Note payable - Criterion Management
 Services Limited - Note 9          138,642               -
                                 -----------      ----------
  Total Current Liabilities        $193,639         $33,850

LONG TERM LIABILITIES
 Lease payable -
  IOS Capital - Note 7                6,398               -
  Lucent Tech - Note 8                5,483               -
Note payable - Criterion Management
 Services Limited - Note 9           49,814               -
                                 -----------      ----------
  Total Long Term Liabilities      $ 62,235               -

Other Liabilities
Loan Payable -
  Glen Investments Ltd                    -          28,950
  Astride Property Holdings Ltd
   - Note 10                         32,702               -
  RLI Capital Limited - Note 11     120,502               -
                                  ----------      ----------
  Total Other Liabilities           153,204          28,950
                                  ----------      ----------
  Total Liabilities                 409,078         $62,800

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 12,500,000 Shares                   12,500
 Issued and Outstanding 6,000,000
 shares as of Feb. 28, 2001                           6,000
Additional Paid in Capital          168,853         144,050
Deficit Accumulated During the
Development Stage                  (377,729)       (212,850)
                                  ----------      ----------
  Total Shareholders' Deficit      (196,376)        (62,800)
                                  ----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $212,702         $     0
                                  ==========      ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
         CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                          For the 3 Mos Ended     For the 3 Mos Ended
                               August 31                 May 31
                           2001         2000       2001         2000
                          --------------------------------------------

TOTAL REVENUES:            $     0      $     0      $    0    $    0

OPERATING EXPENSES:
 Accounting                  1,750        1,750       3,000     1,500
 Legal                       3,354        2,500       4,000     2,500
 Rent Expense               15,047          600         600       600
 Filing Fee                     58           12          13        13
 Contributed Services       15,000       15,000      15,000    15,000
 Interest                    5,330            -           -         -
 Telephone                   6,439            -           -         -
 Utilities                   3,084            -           -         -
 Consulting                 87,190            -           -         -
 Insurance                     998            -           -         -
 Office Expense              3,157            -           -         -
 Depreciation Expense          859            -           -         -
                          --------------------------------------------
 Total Operating Expense   142,266       19,862      22,613    19,863
                          --------------------------------------------
 Net Loss                 (142,266)     (19,862)    (22,613)  (19,863)
                          --------------------------------------------
 Accumulated Deficit -
  Beginning of Period     (235,463)    (144,763)   (212,850) (124,900)
                          --------------------------------------------
 Accumulated Deficit -
  End of Period           (377,729)    (164,625)   (235,463) (144,763)
                          --------------------------------------------
 Net Loss per Share       $  (0.01)    $  (0.00)   $  (0.09) $  (0.00)
                          ============================================
 Weighted Average No.
  Of Shares Outstanding 12,500,000    6,000,000   2,619,555  6,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                           August 31, 2001     August 31, 2000
                           ------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $(142,266)          $(19,862)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Depreciation                        859                  -
Additional paid in capital
 contributed by shareholders for:
 Rent                                600                600
 Contributed Services             15,000             15,000

Changes in Assets and Liabilities
 Increase in Accrued Expenses      5,162              4,262
                               -------------------------------
Total Adjustments                 21,621             19,862

Net Cash Used in
Operating Activities            (120,645)                 -
                               -------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Decrease in loan payable -
 Glen Investments Ltd.           (32,450)                 -
Increase in loan payable -
 Astride Property Holdings Ltd.   32,702                  -
 IOS Capital                      10,571                  -
 Lucent Tech                      14,423                  -
 Criterion Management Service    188,456                  -
 RLI Capital Limited             120,502                  -
                               -------------------------------
 Net Cash Provided by
 Financing Activities            334,204                  -
                               -------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Payment for purchase of

 business equipment             (213,559)                 -
                               -------------------------------
  Net Cash Used by
   Investing Activities         (213,559)                 -
                               -------------------------------
  Net Change in Cash                   -                  -
  Cash - Beginning                     3                  -
                               -------------------------------
  Cash - Ending                 $      3           $      -
                               ===============================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Cash Paid During the Period for:

Interest Expense                       0                  0
Corporate Taxes                        0                  0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        ANYTHINGS2SHIP INC.
                  NOTES TO FINANCIAL STATEMENTS
                         August 31, 2001

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.  Description of Company

Anything2Ship Inc.,("the Company") is a for-profit corporation, incorporated under the laws of the State of Delaware on December 31, 1996 under the name MCC Catering Inc. The Company is a developmental stage company. The Company's principal objective was to develop a chain of "fast food" restaurants in the United Kingdom. In connection wit the business combination described in
Note 1(f), the Company changed its objective to focus on the development of a digital technology platform to service the shipping industry. On August 31, 2001, the Company changed its name to Anything2Ship, Inc.

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

g) Furniture, fixtures, equipment and automobile are recorded at cost. Fixed assets are depreciated on a straight line or accelerated method at rates dependent on the type of asset.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 250 square feet of space for its executive offices at City Tower, 40 Basinghall Street, London, UK which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month, which is reflected as an expense with a corresponding credit to additional paid-in capital.

The Company also leased office space in Stamford, Connecticut for $14,448 for the three months ended August 31, 2001. See Note 13.


NOTE 3 - EARNINGS PER SHARE

            Net Loss Per Share          $ (0.01)


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to August 31, 2001 no revenue and a net loss from operations of $(377,729).
As of August 31, 2001, the Company had a net capital deficiency of $(196,376).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its fast food restaurants. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Anything2Ship Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding. See Notes 10 and 11.


NOTE 5 - CONTRIBUTED SERVICES

On March 1, 1999 two of the Company's officers began rendering services on behalf of the company at no cost. The fair market value is $2,500 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 6 - FIXED ASSETS

Fixed Assets consist of the following:

                                        Accumulated
                              Cost     Depreciation       Net
                            -----------------------------------
Computer hardware and
 software                  $184,967     $      -      $184,967
Equipment                    28,591          859        27,732
                           ------------------------------------
   Total                    213,558          859       212,699

Depreciation on the computer hardware and software and some of the equipment will begin when it is placed in service.


NOTE 7 - LEASE PAYABLE - IOS CAPITAL

    On June 17, 2001, the Company entered into an agreement to lease equipment. The agreement calls for 36 monthly payments of $350, including principal and interest. The equipment is valued at $12,019 on the balance sheet. Accumulated depreciation on the equipment is $859 as of August 31, 2001. The aggregate amount of required principal payments at August 31, 2001 is as follows:

                                    For Year Ending
                                      August 31

                       2002           $   3,632
                       2003               3,870
                       2004               3,068

                       Total           $ 10,570


NOTE 8 - LEASE PAYABLE - LUCENT TECH

     On June 17, 2001, the Company entered into an agreement to lease equipment. The agreement calls for 22 monthly payments of $800, including principal and interest. The equipment is valued at $16,573 on the balance sheet. Accumulated depreciation on the equipment is $0 as of August 31, 2001. The aggregate amount of required principal payments at August 31, 2001 is as follows:

                                     For Year Ending
                                        August 31

                       2002           $   8,940
                       2003               5,483

                       Total           $ 14,423


NOTE 9 - NOTE PAYABLE - CRITERION MANAGEMENT SERVICES LIMITED

     On June 17, 2001, the Company entered into an agreement to purchase computer hardware and software. The agreement calls for 4 payments of $50,000, including principal and interest. The agreement is evidenced by a note.

     $50,000 is due on December 17, 2001 and three installments of $50,000 each are due 90, 180 and 270 days after the first installment.

     The equipment is valued at $184,967 on the balance sheet.
Accumulated depreciation on the equipment is $0 as of August 31, 2001. The aggregate amount of required principal payments at August 31, 2001 is as follows:

                                     For Year Ending
                                        August 31

                       2002           $   138,642
                       2003                49,814

                       Total          $   188,456


10.  RELATED PARTY TRANSACTION AND LOAN PAYABLE - ASTRIDE
PROPERTY HOLDINGS LTD.

     Astride Property Holdings Ltd. is a shareholder of Anything2Ship, Inc. Astride Property Holdings Ltd. has agreed to supply funds up to $75,000 to Anything2Ship to cover
Anything2ship's financial obligations.

     Subsequent to that, there is no guarantee or assurance that Astride Property Holdings Ltd. will advance Anything2Ship any further funds or that Anything2Ship will be able to raise any additional funds to meet its financial obligations.

     Anything2Ship anticipates that its capital resources, as provided through its arrangement with Astride Property Holdings
Ltd., will permit the company to maintain its current implemented operations for at least twelve (12) months.

     As of August 31, 2001, $32,702 was outstanding on this loan.

     The loan is not evidenced by a note. The informal agreement calls for no payment of interest. Anything2Ship intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.


NOTE 11 - LOAN PAYABLE - RLI CAPITAL

     RLI Capital Limited has agreed to supply funds up to $200,000 to Anything2Ship to cover Anything2Ship's financial obligations.

     Subsequent to that, there is no guarantee or assurance that RLI Capital Limited will advance Anything2Ship any further funds or that Anything2Ship will be able to raise any additional funds to meet its financial obligations.

     Anything2Ship anticipates that its capital resources, as provided through its arrangement with RLI Capital Limited, will permit the company to maintain its current implemented operations for at least twelve (12) months.

     As of August 31, 2001, $120,502 was outstanding on this loan.

     The loan is not evidenced by a note which calls for interest of 6% per year to be added to the principal balance monthly. Anything2Ship intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.


NOTE 12 - NON-CASH FINANCIAL TRANSACTIONS

     Non-cash financing transactions consisting of the cost of contributed services, rent and the related additional paid in capital contributed by shareholders have been in expenses and additional paid in capital, respectively, in accompanying financial statements at a value of $15,600.


NOTE 13 - LEASE OF OFFICE SPACE

     On August 15, 2001 the Company entered into a new month to month lease agreement for office space in Westport, Connecticut beginning September 1, 2001. The rent will be $700 per month.

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


ANYTHING2SHIP INC.
-----------------------------------
(Registrant)
Date: March 11, 2002

By: /s/ LINDEN BOYNE
    ----------------
    Director