Form 10-Q
period 2001-11-30
ANYTHING2SHIP INC
filed 2002-03-20
CIK 1078610

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended November 30, 2001

-----------------------------------------------------------------

                       ANYTHING2SHIP, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3642435
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

46 Post Road East - Suite 5
Westport, Connecticut                         06880
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number              203.341.0172
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes _____      No_______

As of November 30, 2001, the following shares of the Registrant's common stock were issued and outstanding:

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

Graf Repetti & Co., LLP
Dated: New York, New York
       March 18, 2002

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                              November 30, 2001     Feb. 28, 2001
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                     $8              $0

Fixed Assets - Note 6               212,269
                                  ----------      ----------
TOTAL ASSETS                       $212,277              $0
                                  ==========      ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accrued Expenses                    $44,937         $33,850
Lease payable -
  IOS Capital - Note 7                3,690               -
  Lucent Tech - Note 8                9,083               -
Note payable - Criterion Management
 Services Limited - Note 9          192,728               -
                                 -----------      ----------
  Total Current Liabilities        $250,438         $33,850

LONG TERM LIABILITIES
 Lease payable -
  IOS Capital - Note 7                5,995               -
  Lucent Tech - Note 8                3,160               -
                                 -----------      ----------
  Total Long Term Liabilities      $  9,155               -

Other Liabilities
Loan Payable -
  Glen Investments Ltd                    -          28,950
  Astride Property Holdings Ltd
   - Note 10                         35,577               -
  RLI Capital Limited - Note 11     172,949               -
                                  ----------      ----------
  Total Other Liabilities           208,526          28,950
                                  ----------      ----------
  Total Liabilities                 468,119         $62,800

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 12,500,000 Shares                   12,500
 Issued and Outstanding 6,000,000
 shares as of Feb. 28, 2001                           6,000
Additional Paid in Capital          184,458         144,050
Deficit Accumulated During the
Development Stage                  (452,800)       (212,850)
                                  ----------      ----------
  Total Shareholders' Deficit      (255,842)        (62,800)
                                  ----------      ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $212,277         $     0
                                  ==========      ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
         CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                          For the 3 Mos Ended     For the 3 Mos Ended
                              November 30               August 31
                           2001         2000       2001         2000
                          --------------------------------------------

TOTAL REVENUES:            $     0      $     0      $    0    $    0

OPERATING EXPENSES:
 Accounting                  2,750        1,750       1,750     1,750
 Legal                       3,000        2,500       3,354     2,500
 Rent Expense                2,700          600      15,047       600
 Filing Fee                     12           13          58        12
 Contributed Services       15,000       15,000      15,000    15,000
 Interest                    6,874            -       5,330         -
 Telephone                       -            -       6,439         -
 Utilities                     842            -       3,084         -
 Travel                      7,148            -           -         -
 Consulting                 34,357            -      87,190         -
 Insurance                     207            -         998         -
 Office Expense              1,752            -       3,157         -
 Depreciation Expense          430            -         859         -
                          --------------------------------------------
 Total Operating Expense    75,071       19,863     142,266    19,862
                          --------------------------------------------
 Net Loss                 ( 75,071)     (19,863)   (142,266)  (19,862)
                          --------------------------------------------
 Accumulated Deficit -
  Beginning of Period     (377,729)    (164,625)   (235,463) (144,763)
                          --------------------------------------------
 Accumulated Deficit -
  End of Period           (452,800)    (184,488)   (377,729) (164,625)
                          --------------------------------------------
 Net Loss per Share       $  (0.01)    $  (0.00)   $  (0.01) $  (0.00)
                          ============================================
 Weighted Average No.
  Of Shares Outstanding 12,500,000    6,000,000  12,500,000  6,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)

                    STATEMENTS OF CASH FLOWS

                            For the 3 mos       For the 3 mos
                                Ended               Ended
                                 to                  to
                           November 30, 2001   November 30, 2000
                           -------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $( 75,071)          $(19,863)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Depreciation                        430                  -
Additional paid in capital
 contributed by shareholders for:
 Rent                                600                600
 Contributed Services             15,000             15,000

Changes in Assets and Liabilities
 Increase in Accrued Expenses      2,512               (237)
                               -------------------------------
Total Adjustments                 18,542             15,363

Net Cash Used in
Operating Activities            ( 56,529)            (4,500)
                               -------------------------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Decrease in loan payable -
 Glen Investments Ltd.                                4,500
Increase in loan payable -
 Astride Property Holdings Ltd.    2,875                  -
 IOS Capital                        (885)                 -
 Lucent Tech                      (2,181)                 -
 Criterion Management Service      4,272                  -
 RLI Capital Limited              52,448                  -
                               -------------------------------
 Net Cash Provided by
 Financing Activities             56,534              4,500
                               -------------------------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Payment for purchase of
 business equipment                    -                  -
                               -------------------------------
  Net Cash Used by
   Investing Activities                -                  -
                               -------------------------------
  Net Change in Cash                   5                  -
  Cash - Beginning                     3                  -
                               -------------------------------
  Cash - Ending                 $      8           $      -
                               ===============================

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Cash Paid During the Period for:

Interest Expense                       0                  0
Corporate Taxes                        0                  0


The accompanying notes and accountant's report are an integral part of these financial statements.

                        ANYTHINGS2SHIP INC.
                  NOTES TO FINANCIAL STATEMENTS
                        November 30, 2001

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


NOTE 4 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2001 no revenue and a net loss from operations of $(452,800). As of November 30, 2001, the Company had a net capital deficiency of $(255,842).

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


NOTE 6 - FIXED ASSETS

Fixed Assets consist of the following:

                                        Accumulated
                              Cost     Depreciation       Net
                            -----------------------------------
Computer hardware and
 software                  $184,967     $      -      $184,967
Equipment                    28,591        1,289        27,302
                          ------------------------------------
   Total                    213,558        1,289       212,269

Depreciation on the computer hardware and software and some of the equipment will begin when it is placed in service.


NOTE 7 - LEASE PAYABLE - IOS CAPITAL

    On June 17, 2001, the Company entered into an agreement to lease equipment. The agreement calls for 36 monthly payments of $350, including principal and interest. The equipment is valued at $12,019 on the balance sheet. Accumulated depreciation on the equipment is $859 as of November 30, 2001. The aggregate amount of required principal payments at November 30, 2001 is as follows:

                                    For Year Ending
                                      November 30

                       2002           $   3,690
                       2003               3,982
                       2004               2,063

                       Total           $  9,685


NOTE 8 - LEASE PAYABLE - LUCENT TECH

     On June 17, 2001, the Company entered into an agreement to lease equipment. The agreement calls for 22 monthly payments of $800, including principal and interest. The equipment is valued at $16,573 on the balance sheet. Accumulated depreciation on the equipment is $0 as of November 30, 2001. The aggregate amount of required principal payments at November 30, 2001 is as follows:

                                     For Year Ending
                                       November 30

                       2002           $   9,083
                       2003               3,160

                       Total           $ 12,243


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

     The equipment is valued at $184,967 on the balance sheet.
Accumulated depreciation on the equipment is $0 as of November
30, 2001. The aggregate amount of required principal payments at November 30, 2001 is as follows:

                                     For Year Ending
                                       November 30

                       2002           $   192,728

                       Total          $   192,728


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

     As of November 30, 2001, $35,577 was outstanding on this loan.

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

     As of November 30, 2001, $172,949 was outstanding on this loan.

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

     The company also leased office space in Stamford Connecticut for $14,448 for the three months ended August 31, 2001.

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


ANYTHING2SHIP INC.
-----------------------------------
(Registrant)
Date: March 19, 2002

By: /s/ LINDEN BOYNE
    ----------------
    Director