Form 10-K
period 2002-02-28
ANYTHING2SHIP INC
filed 2002-08-12
CIK 1078610

UNITED STATES
               SECURITIES EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                         FORM 10K

    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

                      ANYTHING2SHIP INC.
     ----------------------------------------------------
    (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3642435
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)


46 Post Road East - Suite 5
Westport, Connecticut                         06880
----------------------------------            -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (203) 341-0172
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X       No

As of February 28, 2002, the following shares of the Registrant's common stock were issued and outstanding:

25,000,000 shares authorized, $0.001 par value of which 12,500,000 are issued and outstanding

                            PART I

Item 1.   DESCRIPTION OF THE BUSINESS

HISTORY AND ORGANIZATION

ANYTHING2SHIP INC., (the "Company"), a development stage company, was organized in January 1997 under the laws of the State of Delaware, having the stated purpose of engaging in any lawful act or activity for which corporations may be organized under the General Corporation Law of Delaware.

The Company was formed to provide an Internet enabled freight management service (the "Product"), primarily focused on the spot-buy freight marketplace. Its business is initially being launched in the UK and will subsequently expand to a Europe.
The Company's Product will reduce the significant inefficiency in the buying and selling of freight services between spot-buyers, the Shippers of freight over 150 lbs, and Carriers seeking to fill empty-space backhauls. In utilizing the Internet the Company has codified, in time and place terms, a disorganized marketplace by matching, in real-time, the supply and demand needs of a substantial spot Shipper market.

The Product will be an efficient and cost effective electronic system, allowing Shippers to obtain competitive, real-time quotes that have been matched to Carriers with under utilized capacity and simply arranged by Zip code preferences. The Product will electronically automate all documents, payments, bills of lading, tracking and delivery notices. Existing purchasing behavior is largely unaltered but time spent on phone and fax is eliminated. As of February 28th 2002 the Company's Product is still in development with an Italian software company that has a track record of designing Internet-based software for the Telecomms sector.


Item 2.   Description of Property

The company's administrative offices are located at 46 Post Road East - Suite 5, CT, 06880. The company also maintains offices at City Tower - Level 4, 40 Basinghall Street, London EC2V 5DE. The company at this time has no other material assets or property.


Item 3.   Legal Proceedings

There are no legal proceedings are pending at this time.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder
Matters

The Company is not aware of any quotations for its common stock, now or at any time within the past two years. On February 28, 2002, there were approximately 161 holders of record of the issued and outstanding shares of Issuer's common stock. Issuer has never paid a dividend on its outstanding equity. The Company currently has no established public trading market for its common stock.

There is currently no public trading market for the Company's common stock.


Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The Company is a development stage company.

The Company has spent the past year developing its Internet enabled freight management service. Once development has been completed, should the Company have difficulty in launching the service then the Company will have to revisit its business plan and look at alternatives to provide the Company's shareholders with a viable business that can create value for its shareholders.

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

The selection of a business opportunity in which to participate is complex and risky. Additionally, as the Company has only limited resources, it may be difficult to find favourable opportunities. There is no certainty that the Company's business will be successful or profitable. There is also no certainty that the Company will be able to operate a successful business. Potential investors are alerted that the investment in the Company is highly speculative and involves a high degree of risk.

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

The Company's costs over the past twelve (12) months have been funded by shareholder loans as detailed in the notes to the financial statements.

Item 7.   Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors
Anything2Ship, Inc.

I have audited the accompanying consolidated Balance Sheet of Anything2Ship, Inc. as of February 28, 2002 and the related consolidated Income Statement and Cash Flow for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anything2Ship, Inc. as of February 28, 2002 and the results of its operations and cash flows for the period then ended in conformity with generally accepted accounting principles.


Frank E. Hanson C.P.A.
Arlington, Virginia

July 23, 2002

                        ANYTHING2SHIP, INC.
                  (A Development Stage Company)
                    CONSOLIDATED BALANCE SHEET
           FOR THE YEARS ENDING FEBRUARY 28, 2002 AND
                        FEBRUARY 29, 2001

                                         As of          As of
                                     Feb. 28, 2002  Feb. 28, 2001
                                    -----------------------------
ASSETS
Current Assets
  Cash                                      $1,060           $0
  Other Current Assets                           0            0
                                         ----------   ----------
  Total Current Assets                      $1,060            0

  Other Assets                            $127,604            0
                                         ----------   ----------
  Total Assets                            $128,664           $0

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities
 Accounts Payable                           $6,963           $0
 Accrued Expenses                          $10,017      $33,850
 Loan Payable and Lease Payable           $203,827            0
                                         ----------   ----------
 Total Current Liabilities                $220,807      $33,850

Other Liabilities
 Loan Payable - Glen Investments
   Note 6                                       $0      $28,950
 Loan Payable - Astride                    $80,514           $0
 RLI Capital Ltd.                         $185,051           $0
                                         ----------   ----------
 Total Liabilities                        $491,406      $62,800

 Stockholders' Equity
  Common Stock, $.001 par value,
  Authorized 25,000.000 Shares;
  Issued and Outstanding 12,500,000
  Shares                                   $12,500       $6,000
 Additional Paid in Capital               $187,583     $144,050
 Deficit Accumulated During
  the Development Stage                   (562,825)    (212,850)
                                         ----------   ----------
 Total Stockholders' Equity               (362,742)     (62,800)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)            $128,664           $0

The accompanying notes are an integral part of these financial statements

                       ANYTHING2SHIP, INC.
                  (A Development Stage Company)
                   CONDENSED STATEMENT OF LOSS
             FOR THE YEAR ENDED FEBRUARY 28, 2002 AND
                      FEBRUARY 28, 2001

                                  For the Year    For the Year
                                     Ended           Ended
                                 Feb. 28, 2002   Feb. 28, 2001
                                 -------------   -------------
TOTAL REVENUES:                            $0             $0
                                    ----------     ----------
OPERATING EXPENSES:
Accounting                             15,000          8,000
Legal                                  12,854         17,500
Rent (Note 2)                           2,400          2,400
Contributed Services                   60,000         60,000
Filing Fee                                100             50
Consulting                            131,065              0
General and Administrative             47,590              0
Depreciation                           65,786              0
Other Start Up Costs                        0              0
                                    ----------     ----------
Total Operating Expenses             $334,795        $87,950
                                    ----------     ----------
Operating Loss                      $(334,795)      $(87,950)
                                    ----------     ----------
OTHER INCOME (EXPENSES):
Other Income                         $(15,181)             0
                                    ----------     ----------
NET LOSS                            $(349,976)      $(87,950)

NET LOSS PER SHARE                   $(0.2799)        $(0.01)
                                    ----------     ----------
WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING              12,500,000      6,000,000

The accompanying notes are an integral part of these financial statements.


                        ANYTHING2SHIP, INC.
                  (A Development Stage Company)
              CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE YEAR ENDED FEBRUARY 28, 2001 AND
    FROM DECEMBER 31, 1996 (INCEPTION) TO FEBRUARY 28, 2001

                              For the Year         For the Year
                                 Ended                Ended
                           February 28, 2002    February 28, 2001
                           -----------------    -----------------
CASH FLOWS FROM
OPERATING ACTIVITIES
Net Income (Loss)                 $(349,976)          $(87,950)
                                   ---------         ----------

Adjustments to Reconcile Net
Loss to Net Cash Used in
Operating Activities:
Depreciation and Other
 Non Cash charges:                  $76,083                 0
Changes in Assets and Liabilities:
 Increase in Accrued Expenses        13,550            13,550
 Accounts Payable                     6,963                 0
Additional paid in capital
 contributed by shareholders for:
 Rent                                     0            2,400
 Contributed Services                     0           60,000
 Other start-up costs                     0                0
                                   ---------        ---------
Total Adjustments                   $96,596          $75,950
                                   ---------        ---------
Net Cash Used in
Operating Activities               (300,763)         (12,000)
                                   ---------        ---------
CASH FLOWS FROM
INVESTING ACTIVITIES:
 Assets acquired from subsidiary   (141,287)               0
 Net cash provided by (Used in)
 investing activities              (141,287)               0

CASH FLOWS FROM
FINANCING ACTIVITIES:

Net Cash Provided by
Financing Activities                443,110           12,000
                                   ---------        ---------
Net Change in Cash                    1,060                0

Cash at Beginning of Period               0                0
Cash at End of Period                $1,060           $    0
                                   ---------        ---------

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
  Cash Paid During the Period
  for Interest Expense              $     0           $    0
                                   ---------        ---------
  Corporate Taxes                   $     0           $    0
                                   ---------        ---------

The accompanying notes are an integral part of these financial statements.


                        ANYTHING2SHIP, INC.
                   (A Development Stage Company)
             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
              FROM FEBRUARY 28, 2001 TO FEBRUARY 28, 2002


                                                        TOTAL
                  COMMON STOCK ISSUED   ADDITIONAL   ACCUMULATED   SHAREHOLDERS'
                  SHARES    PAR VALUE  PAID IN CAP     DEFICIT        EQUITY
                  --------------------------------------------------------------
OPENING
BALANCE
FEB. 28, 2001       6,000,000   $6,000     $144,050     $(212,850)    $(62,050)

ISSUANCE OF
6,500,000 SHARES    6,500,000   $6,500      $43,533

BALANCE
FEB. 28, 2002      12,500,000  $12,500     $187,583     $(562,825)   $(362,742)


The accompanying notes are an integral part of these financial statements.

                        ANYTHING2SHIP, INC.
                   (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                        FEBRUARY 28, 2002

NOTE 1 - NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

A.   Description of Company
Anything2ship, Inc. ("the Company") is a for profit corporation incorporated under the laws of the State of Delaware on December 31, 1996. The Company is a developmental stage company. The Company's principal objective is the development of a digital technology platform to service the shipping industry.

B.   Basis of Presentation
Financial statements are prepared on the accrual basis of accounting. Accordingly, revenue is recognized when earned and expenses when incurred.

C.   Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that, affect certain reported amounts and disclosures. Accordingly actual results could differ from these estimates. Significant estimates in the financial statements include the assumption that the Company will continue as a going concern. See Note 3.

D.   Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term investments with maturity of three months or less to be cash equivalents.

E.   Consolidation Policy
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned and majority owned subsidiaries. There were no inter-company transactions to eliminate in consolidation.

F.   Purchases Agreement
On May 29, 2001, the Company entered into an agreement whereby it agreed to be purchased by AutoFirst Limited, a company incorporated under the laws of the United Kingdom. AutoFirst Limited is a development stage company with $3 of assets and no liabilities as of May 29, 2001. The agreement called for a one-for 2.5 reverse split of Anything2Ship, Inc.'s currently outstanding shares resulting in 2,400,000 outstanding. The financial statements as presented reflected the stock split. Anything2Ship Inc., then issued 12,500,000 post-reverse split shares with a par value of $12,500 to the shareholders of AutoFirst Limited and others in exchange for 100% for the issued and outstanding stock of AutoFirst Limited.

Anything2Ship accounted for the purchase agreement transaction as a capital transaction rather than a business combination. Additional paid in capital was reduced for the $12,500 par value of the stock. Anything2Ship issued in exchange for the outstanding stock of AutoFirst. Anything2Ship recorded AutoFirst's cash of $3 as its own assets. No good will or other intangible asset was recorded. Upon consummation of the transaction, the prior historic financial statements of the new entity reflected AutoFirst's historic financial statements. The Company is known as Anything2Ship, Inc.

Although Anything2Ship if the legal acquirer of AutoFirst, AutoFirst is the acquirer for accounting purposes because the former shareholders of AutoFirst hold 81% of the total shares of Anything2Ship, and the former shareholders of Anything2Ship hold 19% of the total shares immediately after the acquisition. Thus, the former shareholders of AutoFirst have control of the merged entity.

G. Furniture, fixtures, equipment and automobile are recorded at cost. Fixed assets are depreciated on a straight line or accelerated method at rates dependent on the type of asset.


NOTE 2 - USE OF OFFICE SPACE

The Company uses 250 square feet of space for its executive offices at City Tower, 40 Basinghall Street, London, UK which it receives from one of its shareholders at no cost. The fair market value of this office is $200 per month which is reflected as an expense with a corresponding credit to additional paid-in capital.

The Company also leased office space in Stamford, Connecticut.


NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to February 28, 2002 no revenue and a net loss from operations of $(562,826). As of February 28, 2002, the Company had a net capital deficiency of $(362,742).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up and operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Anything2ship, Inc., does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 4 - CONTRIBUTED SERVICES

On March 1, 1999, two of the Company's officers began rendering services on behalf of the Company at no cost. The fair market value is $2,500 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 5 - FIXED ASSETS

Fixed Assets consist of the following:


Cost
Accumulated
Depreciation
Net
Computer hardware and
software, Office Equipment
$193,390
$65,786
$127,604


NOTE 6 - NOTE PAYABLE - CRITERION MANAGEMENT SERVICES LIMITED

On June 17, 2001 the Company entered into an agreement to purchase computer hardware and software. The agreement calls for 4 payments of $50,000, including principal and interest. The agreement is evidenced by a note.

$50,000 was due on December 17, 2001 and three instalments of $50,000 each are due 90, 180 and 270 days after the first instalment. However Criterion has agreed to postpone first payment until September 2002 or until financing is in place which ever occurs first.


NOTE 7 - RELATED PARTY TRANSACTION AND LOAN PAYABLE - ASTRIDE
PROPERTY HOLDINGS, LTD

Astride Property Holdings, Ltd. is a shareholder of Anything2Ship, Inc. Astride Property Holdings, Ltd. has agreed to supply funds up to $75,000 to Anything2Ship, Inc. to cover
Anything2Ship, Inc. financial obligations.

Subsequent to that, there is no guarantee or assurance that astride Property Holdings, Ltd. will advance Anything2Ship, Inc. any further funds or that Anything2Ship, Inc. will be able to raise any additional funds to meet its financial obligations. Anything2Ship, Inc. anticipates that its capital resources, as provided through its arrangement with Astride Property Holdings, Ltd., will permit the Company to maintain its current implemented operations for at least twelve (12) months.

As of February 28, 2002 $80,514 was outstanding on this loan.

The loan is not evidenced by a note. The informal agreement call for no payment of interest. Anything2Ship, Inc. intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.


NOTE 8 - LOAN PAYABLE - RLI CAPITAL

RLI Capital Limited has agreed to supply funds to Anything2Ship, Inc. to cover Anything2Ship, Inc.'s financial obligations.

Subsequent to that, there is no guarantee or assurance that RLI
Capital Limited will advance Anything2Ship, Inc. any further funds or that Anything2Ship, Inc. will be able to raise any additional funds to meet its financial obligations.

Anything2Ship, Inc. anticipates that its capital resources, as provided through its arrangement with RLI Capital Limited, will permit the Company to maintain its current implemented operations for at least twelve (12) months.

As of February 28, 2002 $185,051 was the outstanding balance on this loan.

The loan is not evidenced by a note which calls for interest of 6% per year to be added to the principle balance monthly.
Anything2Ship, Inc. intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in, or disagreements with, accountants on accounting and financial disclosure matters.



                            PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS

Magnus R. Gittins   22   Director                      None
Linden J. H. Boyne  59   Secretary and Director        None


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


Item 10.  EXECUTIVE COMPENSATION

SUMMARY

The Company has not had a bonus, profit sharing, or deferred compensation plan for the benefit of its employees, officers or directors. The Company has not paid any salaries or other compensation to its officers, directors or employees for the year ended February 28, 2002, nor at any of its officers, directors or any other persons and no such agreements are anticipated in the immediate future. It is intended that the Company's directors will forego any compensation until such time as the Company accumulates significant revenues and income to warrant the payment of compensation to its directors. As of the date hereof, no person has accrued any compensation from the Company.

COMPENSATION TABLE: None; no form of compensation was paid to any officer or director at any time during the last two fiscal years.

CASH COMPENSATION
There was no cash compensation paid to any director or executive officer of the Company during the two fiscal years ended February
28, 2002.

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


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table sets forth the information, to the best knowledge of the Company as of February 28, 2002, with respect to each person known by the Company to own beneficially more than 5% of the Company's outstanding common stock, each director of the Company and all directors and officers of the Company as a group.


Name and Address of      Amount and Nature of            Percent
Beneficial Owner         Beneficial Ownership            of Class
----------------         --------------------            --------

American Venture              1,250,000                10%
Marketing
40 Woodside Avenue
STE101, West Port
CT, 06880

DBP Holdings Ltd              5,100,000               40.8%
The Old Chapel
Sacre Ceour
Rouge Bouillon
St. Helier, Jersey

Gatehouse Realty              1,250,000               10.0%
119 West Norwalk Road
Norwalk, CT, 06850

Internet Plc                  1,500,000                12%
No. 12 Oliaji Trade Center
Mahe
Seychelles

Shane H. Sutton               1,000,000                8.0%
1 Rockefeller Plaza
Suite 1600
New York, NY, 10020

The Company has been advised that each of the persons listed above has sole voting, investment, and dispositive power over the share indicated above. Percent of Class (third column above) is based on 12,500,000 shares of common stock outstanding as of the date of this filing.

The aggregate amount of common stock held by all officers and directors as a group is 3,500,000 shares of common stock representing 28% of all outstanding shares.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           TRANSACTIONS WITH MANAGEMENT AND OTHERS.

To the best of Management's knowledge, during the fiscal year ended February 28, 2002, there were no material transactions, or series of similar transactions, since the beginning the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.


CERTAIN BUSINESS RELATIONSHIPS:

During the fiscal year ended February 28, 2002, there were no material transactions between the Company and its management.


INDEBTEDNESS OF MANAGEMENT:
To the best of Management's knowledge, during the fiscal year ended February 28, 2002 there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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


ANYTHING2SHIP INC.
----------------------
(Registrant)
Date: August 6, 2002

By: /s/ Linden Boyne
    ----------------------
    Secretary and Director