Form 10-Q
period 2002-05-31
ANYTHING2SHIP INC
filed 2002-08-15
CIK 1078610

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended May 31, 2002

-----------------------------------------------------------------

                       ANYTHING2SHIP, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3642435
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

46 Post Road East - Suite 5
Westport, Connecticut                         06880
-----------------------------------           -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number              203.341.0172
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes _____      No_______

As of May 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

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

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . 15

Item 5.   Other information. . . . . . . . . . . . . . . . . . 15

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . 15


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


August 13, 2002

To the Board of Directors
Anything2Ship, Inc.


I have reviewed the accompanying balance sheet of Anything2Ship, Inc. as of May 31, 2002 related Income Statement and the statement of Cash flows for the period then ended. These
Financial Statements are the responsibility of the Corporation's
Management.

I conducted my review in accordance with generally accepted review standards. Those standards require that I perform the review to obtain reasonable assurance about whether the Financial Statements are free of material misstatement. A review includes examining, on a test basis, evidence supporting the amounts and disclosures in the Financial Statements. A review also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall Financial Statement presentation.

Very truly yours,

/s/ Frank E. Hanson
------------------------
Frank E. Hanson CPA

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEET

                                     As Of             As Of
                                  May 31, 2002     Feb. 28, 2002
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                  $1,183           $1,060

Fixed Assets - Note 6                105,675          127,604
                                   ----------       ----------
TOTAL ASSETS                        $106,858         $128,664
                                   ==========       ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                    $11,057           $ 6,963
Accrued Expenses                    $15,004            10,017

Loan Payable & Lease payable        200,688           203,827
                                 -----------        ----------
  Total Current Liabilities        $226,749          $220,807

LONG TERM LIABILITIES
 Lease payable                        4,060              5034
 Loan Payable -
    Astride Property Holdings Ltd    80,514            80,514
    RLI Capital Limited             222,335           185,051
                                  ----------        ----------
  Total Liabilities                $533,658          $491,406

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 12,500,000 Shares                   12,500            12,500
 Issued and Outstanding 6,000,000
 shares as of Feb. 28, 2002
Additional Paid in Capital          203,178           187,583
Deficit Accumulated During the
Development Stage                  (642,478)         (562,825)
                                  ----------        ----------
  Total Shareholders' Deficit      (426,800)         (362,742)
                                  ----------        ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $106,858          $128,664
                                  ==========        ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                       For the 3 Mos Ended   For the 3 Mos Ended
                           May 31, 2002          May 31, 2001
                       -----------------------------------------
TOTAL REVENUES:            $     0               $      0

OPERATING EXPENSES:
 Accounting                  2,500                  3,000
 Legal                       2,500                  4,000
 Rent Expense                1,600                    600
 Filing Fee                     13                     13
 Contributed Services       15,000                 15,000
 Telephone                   2,277                      -
 Utilities                      48                      -
 Travel                      5,672                      -
 Consulting                 21,000                      -
 Insurance                     120                      -
 Office Expense              4,232                      -
 Depreciation               21,929                      -
                          ---------               --------
 Total Operating Expense   (75,891)               (22,613)

 Operating Loss            (75,891)               (22,613)

 Interest Expense            3,791                      -
                          ---------              ---------
 Loss before income taxes  (79,652)               (22,613)
                          ---------              ---------
 Net Loss                  (79,652)               (22,613)

 Basic and diluted
 Net Loss per Share       $(0.0637)                $(0.04)

 Shares used in computing
 basic and diluted net loss
 per share                12,500,000            6,000,000


The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)

                    STATEMENTS OF CASH FLOWS

                            For the 3 mos       For the 3 mos
                               Ended               Ended
                                to                  to
                            May 31, 2002        May 31, 2001
                         -------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                       $(79,652)           $(22,613)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Depreciation                    37,529                   -
Changes in Assets and Liabilities
 Increase in Accrued Expenses       (13)
 Accounts Payable                 4,094               3,413
                             -------------------------------
Net Cash Used in
Operating Activities            (38,042)             (3,500)

CASH FLOWS FROM FINANCING
ACTIVITIES:
 Net Cash Provided by
 Financing Activities            38,165               3,503
                             -------------------------------
Net Increase(decrease)in cash
Or cash equivalents                 123                   -
  Cash - Beginning                1,060                   -
                             -------------------------------
  Cash - Ending                $  1,183            $      3
                             ===============================


The accompanying notes and accountant's report are an integral part of these financial statements.

                        ANYTHINGS2SHIP INC.
                  NOTES TO FINANCIAL STATEMENTS
                           May 31, 2002

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


NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to May 31, 2002 no revenue and a net loss from operations of $(642,478). As of May 31, 2002, the Company had a net capital deficiency of $(426,800).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up of its operations.

It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Anything2Ship Inc. does not have a working capital line of credit with any financial institution. Therefore, future sources of liquidity will be limited to the Company's ability to obtain additional debt or equity funding.


NOTE 4 - CONTRIBUTED SERVICES

On March 1, 1999 two of the Company's officers began rendering services on behalf of the company at no cost. The fair market value is $2,500 per officer per month. Each amount is reflected as an expense with a corresponding credit to additional paid in capital.


NOTE 5 - FIXED ASSETS

Fixed Assets consist of the following:

                                        Accumulated
                              Cost     Depreciation       Net
                            -----------------------------------
Computer hardware, software
and office Equipment        $193,390     $87,715      $105,675



NOTE 6 - NOTE PAYABLE - CRITERION MANAGEMENT SERVICES LIMITED

   On June 17, 2001, the Company entered into an agreement to purchase computer hardware and software. The agreement calls for 4 payments of $50,000, including principal and interest. The agreement is evidenced by a note.

   $50,000 was due on December 17, 2001 and three instalments of $50,000 each are due 90, 180 and 270 days after the first instalment however Criterion has agreed to postpone first payment until September 2002 or until financing is in place which ever occurs first.


NOTE 7.  RELATED PARTY TRANSACTION AND LOAN PAYABLE - ASTRIDE
PROPERTY HOLDINGS LTD.

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

As of May 31, 2002, $80,514 was outstanding on this loan.

The loan is not evidenced by a note. The informal agreement calls for no payment of interest. Anything2Ship intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.


NOTE 8 - LOAN PAYABLE - RLI CAPITAL

RLI Capital Limited has agreed to supply funds to Anything2Ship to cover Anything2Ship's financial obligations.

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

As of May 31, 2002, $172,949 was outstanding on this loan.

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


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund instalment.


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

The company has not filed Form 8-Kin this period ending May 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ANYTHING2SHIP INC.
------------------------------------
(Registrant)
Date: August 14, 2002

By: /s/ LINDEN BOYNE
    ----------------
    Director