Form 10-Q
period 2002-08-31
ANYTHING2SHIP INC
filed 2002-10-22
CIK 1078610

UNITED STATES
                SECURITIES EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                          FORM 10-Q

-----------------------------------------------------------------

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended August 31, 2002

-----------------------------------------------------------------

                       ANYTHING2SHIP, INC.
      ----------------------------------------------------
     (Exact name of registrant as specified in its charter)


        DELAWARE                            22-3642435
        --------                           ------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)        Identification No.)

509 Madison Avenue, Suite 404
New York, New York                            10022
-----------------------------------           -----
(Address of principal executive offices)    (Zip Code)


Registrant's telephone number             (212) 561-0908
                                          --------------

Check here whether the issuer (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes _____      No_______

As of August 31, 2002, the following shares of the Registrant's common stock were issued and outstanding:

         12,500,000 shares of voting common stock

PART I - FINANCIAL INFORMATION

October 7, 2002

To the Board of Directors
Anything2Ship, Inc.


I have reviewed the accompanying balance sheet of Anything2Ship, Inc. as of August 31, 2002 related Income Statement and the statement of Cash flows for the period then ended. These
Financial Statements are the responsibility of the Corporation's
Management.

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

Very truly yours,

/s/ Frank E. Hanson
------------------------
Frank E. Hanson CPA

                     ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEET

                                      As Of             As Of
                                  August 31, 2002   Feb. 28, 2002
                                   (Unaudited)       (Audited)
                                 --------------------------------
ASSETS
Current Assets
Cash                                  $   99           $1,060

Fixed Assets - Note 6                151,559          127,604
                                   ----------       ----------
TOTAL ASSETS                        $106,858         $128,664
                                   ==========       ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                    $ 47,877          $ 6,963
Accrued Expenses                    $ 95,054           10,017
Loan Payable & Lease payable         198,718          203,827
                                 -----------        ----------
  Total Current Liabilities        $ 341,649         $220,807

LONG TERM LIABILITIES
 Lease payable                        3,069              5034
 Loan Payable -
    Astride Property Holdings Ltd    80,514            80,514
    RLI Capital Limited             238,291           185,051
                                  ----------        ----------
  Total Liabilities                $663,523          $491,406

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 12,500,000 Shares                   12,500            12,500
 Issued and Outstanding 6,000,000
 shares as of Feb. 28, 2002
Additional Paid in Capital          218,778           187,583
Deficit Accumulated During the
Development Stage                  (743,143)         (562,825)
                                  ----------        ----------
  Total Shareholders' Deficit      (511,865)         (362,742)
                                  ----------        ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $151,658          $128,664
                                  ==========        ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
       CONDENSED CONSOLIDATED STATEMENT OF INCOME (LOSS)

                                    For the 3 Mos Ended     For the 3 Mos Ended
                                         August 31                May 31
                                  ----------------------------------------------
TOTAL REVENUES:                      $     0    $      0     $      0   $     0

OPERATING EXPENSES:

Accounting                             2,500       1,750        2,500     3,000
Legal                                  2,500       3,354        2,500     4,000
Rent Expense                           1,650      15,047        1,600       600
Filing Fees                               50          58           13        13
Contributed Services                  15,000      15,000       15,000    15,000
Interest                               3,857       5,330        3,791         -
Telephone                              1,076       6,439        2,277         -
Utilities                                 48       3,084           48         -
Consulting                            39,900      87,190       21,000         -
Insurance                                 72         998          120         -
Office Expense                             0       3,157        4,232         -
Depreciation Expense                  31,616         859       21,929         -
Bank Service Charges                     231           -            -         -
Property Tax                             486           -            -         -
Sales Tax                                223           -            -         -
Travel                                 1,456           -        5,672         -
                                  -----------  ----------    --------- ---------
Total Operating Expenses          $   96,808     142,266       75,891    22,613

 Net Loss                            (96,808)   (142,266)     (75,891)  (22,613)
                                  -----------  ----------    --------- ---------
Accumulated Deficit -
 Beginning of Period                (642,478)   (235,463)    (562,825) (212,850)
                                  -----------  ----------    --------- ---------
Accumulated Deficit -
 End of Period                      (743,143)   (377,729)    (642,478) (235,463)
                                  -----------  ----------    --------- ---------
Net Loss per Share                  $(0.0805)     $(0.01)      $(0.06)   $(0.09)
                                  =========== ===========    ========= =========
Weighted Average number
of shares outstanding             12,500,000  12,500,000    12,500,000 2,619,555


The accompanying notes and accountant's report are an integral part of these financial statements.

                     ANYTHING2SHIP, INC.
                  STATEMENT OF CASH FLOWS

                            For the 3 mos       For the 3 mos
                               Ended               Ended
                                to                  to
                           August 31, 2002     August 31, 2001
                         -------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income                    $(100,665)          $(142,266)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Depreciation                    36,366                 859

Change in Operating Assets
 and Liabilities                100,665               5,162
                             -------------------------------
Net Cash Used in
Operating Activities             36,366            (120,645)

Investing Activities            (50,445)
                             -------------------------------
Cash Flows from Financing
Activities                      (14,079)            334,204

Net cash provided by (used in)
 financing activities            12,995            (213,559)
                             -------------------------------
Net Increase(decrease)in cash
and cash equivalents             (1,084)                  0

Cash and cash equivalents at
 the beginning of the period      1,183                   3
                             -------------------------------
Cash and cash equivalents at
 the end of the period          $    99                   3
                             ===============================


The accompanying notes and accountant's report are an integral part of these financial statements.

                        ANYTHINGS2SHIP INC.
                  NOTES TO FINANCIAL STATEMENTS
                         August 31, 2002

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


NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to August 31, 2002 no revenue and a net loss from operations of $(743,143). As of August 31, 2002, the Company had a net capital deficiency of $(511,865).

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


NOTE 5 - FIXED ASSETS

Fixed Assets consist of the following:

                                        Accumulated
                              Cost     Depreciation       Net
                            -----------------------------------
Computer hardware, software
and office Equipment        $270,890     $119,331     $151,559



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

As of August 31, 2002, $238,291 was outstanding on this loan.

The loan is not evidenced by a note which calls for interest of 6% per year to be added to the principal balance monthly. Anything2Ship intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION

OVERVIEW
--------

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

On May 29, 2001, the Company acquired Autofirst Limited, a UK corporation with the stated aim of developing and acquiring technology to develop a digital platform to match shippers with hauliers. As part of this transaction, the company effectuated a
2.5 to one reverse split of the company's outstanding shares of common stock and issued 10,100,000 shares of common stock to the shareholders of Autofirst Limited. This resulted with the company having outstanding 12,500,000 shares of issued and outstanding common stock as at May 31, 2002. On May 31, 2001 the company changed its name to Anything2Ship Inc. The shareholders of Autofirst Limited assumed control of the Company on May 29, 2001.

On October 4, 2002, the Company filed an SB/2 Registration statement with the Securities & Exchange Commission to register
11,495,400 shares.

Anything2ship Inc., (hereinafter "A2S") is a web enabled freight management service primarily focused on the spot freight marketplace. Our business is initially being launched in the UK, and is expected to subsequently expanding throughout the European Union countries. In the event such an expansion is successful, the company will attempt to continue with an expansion to the United States. There is no guarantee that A2S' plans shall be successful or that it shall become profitable. Investors are alerted that there exist significant risks associated with investment in A2S.

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

The logistics market in the UK is over $150 billion, but with the planned expansion into Europe the total market exceeds $ 1.5 trillion, which is fragmented into thousands of companies. The top 15 UK Carriers account for less than 6% of the market; A2S's target market is 2.7 million of the 3.7million UK SME's
(Details: Appendix 1). To achieve its Year 3 goal, A2S needs to capture 1% of this SME target market, or 27,000 shippers. The growth in the road haulage market will be characterized by wider international coverage, an increasing reliance on Information Technology (IT), and growth in rationalization as larger companies target acquisitions in order to increase their geographic and product coverage. In addition, the industry will remain burdened by overcapacity that will further intensify competition and create demand for greater efficiency, capacity management, and cost control.

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

Our Product is an efficient and cost effective electronic system that allows shippers to get competitive real-time quotes matched to carriers under utilized capacity by zip code preferences. A2S electronically arranges all documents, payments, bills of lading, tracking and delivery notices. This approach retains and maintains existing purchasing behavior but eliminates phone and fax practice. This is achieved in part through the support of Oracle 11i Financials, which provide a powerful web hub of accounting, customer service, and reporting tools. This is in conjunction with the Oracle Database that is the industry standard database platform. In addition, the Company is integrating a number of existing applications and platforms used by the Airline Industry, IRS and the US Postal service. Reliability, scalability and the elimination of reliance on proprietary protocols and standards will be insured.

The Company's main product and hub of its technology is expected to begin trials over the coming quarter. Management have expended great quantities of time developing and refining the operating System. The technology is being pooled together from various sources and is being developed by Italian Software developer, Systeam SpA, a Rome based corporation.

It is expected that live tests will be carried out prior to the end of the next quarter.


Results of Operations

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage.

As of August 31, 2002, the Company had a net capital deficiency of $(743,143).

The Company requires additional capital principally to meet its costs for the implementation of its business plan, for general and administrative expenses and to fund costs associated with the start up and operations. It is not anticipated that the Company will be able to meet its financial obligations through internal net revenue in the foreseeable future. Anything2ship, Inc., has a loan agreement with RLI Capital Ltd. It is anticipated that this agreement will be enough to fund the company over the next 12 months.

The Company reported no revenues for the three-month periods ended August 31, 2002 and 2001, respectively. Operating expenses for the three-month and six month period ended August 31, 2002 were $96,808 and $172,699, respectively, compared to the three-month and six-month period ended August 31, 2001 of $142,266 and $164,879, respectively. The increase reflects the Company's increased activity in developing the company's technology platform and the development if the company's corporate structure. Operating expenses are comprised mainly of Accounting, legal, and other professional fees. The Company reported interest charges of $7,648 for the six months ended August 31, 2002, an increase of $2,318 from the six months ended August 31, 2001. This increase reflects deferred charges related to the Company's financing agreement, with RLI Capital Ltd. Depreciation expense totaled $31,616 and $53,545 in the three and six-month period ended August 31, 2002, respectively, compared to $859 in the three and six-month period ended August 31, 2001, respectively.


Liquidity and Capital Resources

The Company anticipates that it will continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

We are actively seeking strategic alliances in order to develop and market our products. We have a Credit Facility with RLI
Capital Limited which as at 31st August 2002 $238,291 was outstanding.

We anticipate that our capital resources, as provided through the agreement with RLI Capital Ltd will permit the Company to maintain our current operations for at least 12 months.

Risk Factors

We have no recent operating history upon which a comparison or conclusion can be made for the evaluation of the future operation of our business. We have recently obtained loan funding to enter the shipping and haulage market specifically the sector delivering 150lbs and above and providing a web enabled freight management service primarily focused on the spot freight marketplace. We are currently completing our software platform and have not yet entered into any agreements with carriers or shippers. No assurance can be given that we will establish our proposed digital platform. We expect to commence commercial operations, during 2002, although no assurance can be given that this will occur. Accordingly, we have no operating history on which you can evaluate our future performance. We are at an early stage of development and it is possible that we may not achieve the revenues that we anticipate. If that occurs, we will receive less than our projected income from our operations and our ability to operate on a profitable basis will suffer. Before investing, you should carefully evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies.

We Need To Initiate Our Marketing And Sales Operations. These Activities Will Strain Our Limited Resources, and Failure to Effectively Manage The Implementation and Growth of Our Business Could Disrupt Our Operations And Prevent Us From Generating The Revenues We Expect.

We will have to commence our marketing and sales operations in order to successfully implement our business strategy. This will involve the recruitment of management and staff, the establishment of sales and marketing infrastructures and the development of efficient delivery systems. If we are successful in commencing commercial operations, we may then experience rapid growth, requiring us to manage multiple relationships with shippers and carriers using our service. The implementation of operations and the subsequent expansion of such operations which may follow can be expected to strain our management, operational, financial, and technological resources. If we fail to manage our growth in a manner that minimizes these strains on our resources it could disrupt our operations and ultimately prevent us from generating the revenues we expect. The implementation and growth of our business will also depend on our ability to attract and retain qualified employees and consultants, particularly marketing and sales personnel. If we fail to manage our growth successfully, our business will suffer.

Our Digital Technology Platform To Match Shippers With Haulers Is
Our Only Current Product.  Our Anticipated Future Revenue Growth
And Profitability Will Suffer If It Does Not Achieve Broad Market
Acceptance.

We have yet to generate any use of our product. We have no potential sources of revenues from anything other than through use of our digital platform. Accordingly, we cannot give any assurance that sufficient market penetration can be achieved so that we can operate profitably. If we are unable to sell our product or if acceptance develops more slowly than expected, our business will be materially and adversely affected.

We Will Not Be Able To Generate Revenues Or Profits If We Are
Unable To Compete Effectively With Haulers and Consolidators.

Our ability to generate revenues and operate profitably will be directly related to our ability to compete effectively existing systems used by operators in the haulage market. Although we believe that we can effectively compete on the basis of price and quality of service, we will face competition from haulers and consolidators virtually all of whom are larger than we are, and have substantially more assets and resources than we have. Our future success will depend, to a significant extent, on a number of factors, including acceptance of our product and our ability to successfully develop and exploit such acceptance. We can give no assurance that we will be able to overcome the competitive disadvantages we face as a small company with limited capital and without a history of successfully developing and marketing a digital platform product.

Our Future Success Is Dependent On The Performance And Continued
Service Of Our Executive Officers And Key Employees, And Our
Ability To Attract And Retain Skilled Personnel.

Our performance and future operating results are substantially dependent on the continued service and performance of our president, treasurer and chief executive and other management. To the extent that the services of such persons become unavailable, our business or prospects may be adversely affected. Should we be required to do so, we do not know whether we would be able to employ equally qualified persons to replace any of these persons. We do not currently maintain "key man" insurance for any of our executive officers or other key employees and do not intend to obtain this type of insurance following the completion of this offering. If we are successful in implementing and developing our business, we will require additional managerial, administrative and support personnel. Competition for highly qualified personnel is intense, and we cannot assure that we can retain our key employees or that we will be able to attract or retain qualified personnel in the future. The loss of the services of any of our management or other key employees and our inability to attract and retain other necessary personnel could have a material adverse effect on our financial condition, operating results, and cash flows. See "Management".


We May Need Financing Which May Not Be Available And, If
Available, Might Only Be Available On Unfavorable Terms

While we believe we have sufficient capital for the next twelve months, presently unanticipated occurrences and expenses may make it necessary for us to raise funds through equity or debt financings until such time, if ever, as we are able to operate profitably. In the event that we do require such outside funding, there is no assurance that we will be able to obtain it on terms beneficial to us, if at all. Should that occur, we might be prevented from commencing commercial operations or, if we have begun commercial operations, we might have to curtail or cease them.


We Have Incurred Losses From Inception And Expect To Continue To
Incur Losses Unless And Until We Successfully Commence Commercial
Operations.

As of August 31, 2002, we had incurred losses since our inception of $743,143. We have had no operating revenues and have not yet commenced commercial operations. Although we expect to commence commercial operations during 2003, no assurance can be give that will do so or if commenced that we will achieve profitability. Our failure to commence commercial operations and achieve profitability would have a material adverse effect on our business.

If we lose key management or other personnel our business will suffer.

We are highly dependent on the principal members of our management staff. We also rely on consultants and advisors, to assist us in formulating our development strategy. Our success also depends upon retaining key management and technical personnel, as well as our ability to attract and retain additional highly-qualified personnel. We face intense competition for personnel from other companies, government entities and other organizations. We may not be successful in retaining our current personnel. We may not be successful in hiring or retaining qualified personnel in the future. If we lose the services of any of our management staff or key technical personnel, or if we fail to attract qualified personnel, our ability to acquire, develop or sell products would be adversely affected.

Our management and internal systems might be inadequate to handle our potential growth.

Our success will depend in significant part on the expansion of our operations and the effective management of growth. This growth will place a significant strain on our management and information systems and resources and operational and financial systems and resources. To manage future growth, our management must continue to improve our operational and financial systems and expand, train, retain and manage our employee base. Our management may not be able to manage our growth effectively. If our systems, procedures, controls, and resources are inadequate to support our operations, our expansion would be halted and we could lose our opportunity to gain significant market share. Any inability to manage growth effectively may harm our ability to institute our business plan.

Because we intend to have international operations, we will be subject to risks of conducting business in foreign countries.

If, as we anticipate, international operations will constitute a part of our business, we will be subject to the risks of conducting business in foreign countries, including:

         o difficulty in establishing or managing distribution relationships;

         o our inability to locate qualified local employees, partners, and suppliers;

         o the potential burden of complying with a variety of foreign laws, and trade standards; and

         o general geopolitical risks, such as political and economic instability, changes in diplomatic and trade relations, and foreign currency risks.

We cannot predict our future capital needs and we may not be able to secure additional financing which could affect our ability to operate as a going concern.

We may need additional financing to continue to fund the development of our products and to generally expand and grow our business. To the extent that we will be required to fund operating losses, our financial position would deteriorate. There can be no assurance that we will be able to find significant additional financing at all or on terms favorable to us. If equity securities are issued in connection with a financing, dilution to our stockholders may result, and if additional funds are raised through the incurrence of debt, we may be subject to restrictions on our operations and finances. Furthermore, if we do incur additional debt, we may be limiting our ability to repurchase capital stock, engage in mergers, consolidations, acquisitions and asset sales, or alter our lines of business or accounting methods, even though these actions would otherwise benefit our business.

If adequate financing is not available, we may be required to delay, scale back or eliminate our development programs, to relinquish rights to certain technologies or products, or to license third parties to commercialize technologies or products that we would otherwise seek to develop. Any inability to obtain additional financing, if required, would have a material adverse effect on our ability to continue our operations and implement our business plan.

The prices we charge for our products may decrease and our revenues could decrease.

Our ability to market our products successfully depends in part on the price we may be able to charge for our products

We may encounter significant financial and operating risks if we grow our business through acquisitions.

As part of our growth strategy, we may seek to acquire or invest in complementary or competitive businesses, products or technologies. The process of integrating acquired assets into our operations may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for the ongoing development of our business. We may allocate a significant portion of our available working capital to finance all or a portion of the purchase price relating to possible acquisitions although we have no immediate plans to do so. Any future acquisition or investment opportunity may require us to obtain additional financing to complete the transaction. The anticipated benefits of any acquisitions may not be realized. In addition, future acquisitions by us could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect our operating results and financial position. Acquisitions also involve other risks, including entering markets in which we have no or limited prior experience.


     We could face increased competition.

     Our shipping services compete against a variety of Internet and traditional shipping services and, brokers. We face competition from both Internet commerce companies as well as traditional, software development companies and offline companies within the shipping industries. Competition among shipping-related software products and services generally and commercial Web sites offering shipping-related products and services may increase significantly in the future. To compete successfully as a commercial entity, we must significantly increase awareness of our services and brand name. We cannot assure that we can compete successfully against current or future competitors, many of which have substantially more capital, existing brand recognition, resources and access to additional financing. Our existing and potential competitors may develop products and services that are perceived as better than those we provided or other achieve greater market acceptance. All these competitive pressures may result in increased marketing costs, or loss of market share or otherwise may materially and adversely affect our business, results of operations and financial condition.

The provisions of Delaware law may inhibit potential acquisition bids that stockholders may believe are desirable, and the market price of our common stock may be lower as a result.

We are subject to the anti-takeover provisions of Section 203 of the Delaware corporate statute, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. As a result, these provisions may prevent our stock price from increasing substantially in response to actual or rumored takeover attempts. These provisions may also prevent changes in our management.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

There are currently no pending legal proceedings against the company.

Item 2.   Changes in Securities

There were no changes in securities for this period.


Item 3.   Defaults upon Senior Securities

There has been no default in the payment of principal, interest, sinking or purchase fund instalment.


Item 4.   Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders for this period.


Item 5.   Other information

There is no other information to report which is material to the company's financial condition not previously reported.


Item 6.   Exhibits and Reports on Form 8-K

The company has not filed Form 8-K in this period ending August
31, 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


ANYTHING2SHIP INC.
------------------------------------
(Registrant)
Date: October 21, 2002

By: /s/ LINDEN BOYNE
    ----------------
    Director