Form 10QSB
period 2002-11-30
ANYTHING2SHIP INC
filed 2003-02-06
CIK 1078610

UNITED STATES
              SECURITIES EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

   [X] Quarterly Report pursuant to Section 13 or 15(d) of the
             Securities Exchange Act of 1934

          For the quarterly period ended November 30, 2002

                      ANYTHING2SHIP, INC.

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

Yes _____ No_______

As of November 30, 2002, the following shares of the Registrant's common stock were issued and outstanding:

12,500,000 shares of voting common stock

PART I - FINANCIAL INFORMATION
ITEM 1

January 14, 2003

To the Board of Directors
Anything2Ship, Inc.

I have reviewed the accompanying balance sheet of Anything2Ship, Inc. as of November 30, 2002, related Income Statement and the Statement of Cash flows for the period then ended. These Financial Statements are the responsibility of the Corporation's Management.

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

                      ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
             CONDENSED CONSOLIDATED BALANCE SHEET
           For the Period Ending August 28, 2002 and
                       November 30, 2002

                                     As Of            As Of
                                 Nov. 30, 2002     Aug. 28, 2002
                                  (Unaudited)       (Unaudited)
                                --------------------------------
ASSETS
Current Assets
Cash                               $   1,130           $  99
Other Current Assets                       0               0
                                   ----------      ----------
 Total Current Assets              $   1,130           $  99

Other Assets                         106,590         151,559
                                   ----------      ----------
TOTAL ASSETS                        $107,720        $151,658
                                   ==========      ==========

                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable                    $ 57,281          $47,877
Accrued Expenses                    $100,104           95,054
Loan Payable & Lease payable         192,728          201,787
                                 -----------        ----------
  Total Current Liabilities        $ 350,113         $334,718

LONG TERM LIABILITIES
 Loan Payable -
    Astride Property Holdings Ltd    80,514            80,514
    RLI Capital Limited             265,147           238,291
                                  ----------        ----------
  Total Liabilities                $695,774          $663,523

Stockholders' Equity
 Common Stock, $.001 par value,
 Authorized 25,000.000 Shares;
 Issued and Outstanding
 12,500,000 Shares                   12,500            12,500
 Issued and Outstanding 6,000,000
 shares as of Feb. 28, 2002
Additional Paid in Capital          234,378           218,778
Deficit Accumulated During the
Development Stage                  (834,923)         (743,143)
                                  ----------        ----------
  Total Shareholders' Deficit      (588,045)         (511,865)
                                  ----------        ----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $107,729          $151,658
                                  ==========        ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                      ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
                CONSOLIDATED INCOME STATEMENT
           For the Period Ending November 30, 2002

                              For the 3 Mos Ended   For the 3 Mos Ended
                                Aug. 31, 2002       November 30, 2002
                                  (Reviewed)            (Reviewed)
                            -----------------------------------------
TOTAL REVENUES:                      $     0           $     0

OPERATING EXPENSES:
Accounting                             2,500             2,500
Telephone                              1,076               934
Legal                                  2,500             2,500
Utilities                                 48                32
Rent Contributed                         600               600
License & Permits                          0                70
Contributed Services                  15,000            15,000
Filing Fees                               50                50
Bank Charges                             231                73
Travel                                 1,456             2,750
Depreciation                          31,616            44,961
Insurance                                 72                 0
Consulting                            39,900            34,000
Rent Other                             1,050                 0
Sales Tax                                223                 0
Property Tax                             486                 0
Postage                                    0               120
                                   ----------        ----------
Total Operating Expenses              96,808           103,590
                                   ----------        ----------
 Net Operating Loss                  (96,808)         (103,590)
                                   ----------        ----------
Other Income                               0            15,792
Interest Expense                      (3,857)           (3,982)
                                   ----------        ----------
TOTAL LOSS                         $(100,665)        $( 91,780)
                                   ----------        ----------
Net Loss per Share                   $(0.008)          $(0.007)
                                   ==========        ==========

The accompanying notes and accountant's report are an integral part of these financial statements.

                      ANYTHING2SHIP, INC.
               (A Developmental Stage Company)
            CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Period Ending November 30, 2002

                            For the 3 mos      For the 3 mos
                                Ended              Ended
                                 to                 to
                           November 30, 2002  August 31, 2002
                         -------------------------------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Income                    $(91,780)          $(100,665)

Adjustments to Reconcile Net Loss
to Net Cash Used in operating
Activities:
 Depreciation and Other
 Non-Cash Charges               44,961              36,366

Change in Assets, Liabilities
 and Accrued Expenses           61,019             100,665
                            -----------        ------------
 Total Adjustments            $105,980            $137,031

Net Cash Provided/(Used in)
Operations                      14,200              36,366

Cash Flows from
Investing Activities:
Assets Acquired from
   Subsidiary                        0                   0
Investing Activities           (41,108)            (51,445)
                            -----------        ------------
Cash Flows from Financing
Activities:
Net Cash Provided               26,855              12,995
                            -----------        ------------
Net Increase in cash
and cash equivalents               (53)             (1,084)

Cash and cash equivalents at
 the beginning of the period     1,183               1,183
                            -----------        ------------
Cash and cash equivalents at
 the end of the period         $ 1,130               $  99
                            ===========        ============



The accompanying notes and accountant's report are an integral part of these financial statements.

                       ANYTHINGS2SHIP INC.
                 NOTES TO FINANCIAL STATEMENTS
                       November 30, 2002

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

F. Purchase Agreement

On May 29, 2001, the Company entered into an agreement whereby it agreed to be purchased by AutoFirst Limited, a company incorporated under the laws of the United Kingdom. AutoFirst Limited is a development stage company with $3 of assets and no liabilities as of May 29, 2001. The agreement called for a one- for 2.5 reverse split of Anything2Ship Inc.'s currently outstanding shares resulting in 2,400,000 outstanding. The financial statements as presented reflected the stock split. Anything2Ship Inc., then issued 12,500,00 post-reverse split shares with a par value of $12,500 to the shareholders of AutoFirst Limited and others in exchange for 100% of the issued and outstanding stock of AutoFirst Limited.

Anything2ship accounted for the purchase agreement transaction as a capital transaction rather than a business combination. Additional paid in capital was reduced for the $12,500 par value of the stock. Anything2Ship issued stock in exchange for the outstanding stock of AutoFirst. Anything2Ship recorded AutoFirst's cash of $3 as its own assets. No goodwill or other intangible asset was recorded. Upon consummation of the transaction, the prior historic financial statements of the new entity reflected AutoFirst's historic financial statements. The Company is known as Anything2Ship, Inc.

Although Anything2Ship is the legal acquirer of AutoFirst, AutoFirst is the acquirer for accounting purposes because the former shareholders of AutoFirst hold 81% of the total shares of Anything2Ship, and the former shareholders of Anything2Ship hold 19% of the total shares immediately after the acquisition.
Thus, the former shareholders of AutoFirst have control of the merged entity.

G) FIXED ASSETS

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

NOTE 3 - LIQUIDITY

The Company's viability as a going concern is dependent upon raising additional capital, and ultimately, having net income. The Company's limited operating history, including its losses and no revenues, primarily reflect the operations of its early stage. As a result, the Company had from time of inception to November 30, 2002 no revenue and a net loss from operations of $(834,923). As of November 30, 2002, the Company had a net capital deficiency of $(588,045).

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


NOTE 5 - FIXED ASSETS

Fixed Assets consist of the following:


                                        Accumulated
                              Cost     Depreciation       Net
                            -----------------------------------
Computer hardware, software
and office Equipment        $244,200     $137,610     $106,509




NOTE 6 - NOTE PAYABLE - CRITERION MANAGEMENT SERVICES LIMITED

On June 17, 2001, the Company entered into an agreement to purchase computer hardware and software. The agreement calls for 4 payments of $50,000, including principal and interest. The agreement is evidenced by a note.

$50,000 was due on December 17, 2001 and three instalments of $50,000 each are due 90, 180 and 270 days after the first instalment however Criterion has agreed to postpone first payment until March 2003 or until financing is in place which ever occurs first.


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

As of November 30, 2002, $80,514 was outstanding on this loan.

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

As of November 30, 2002, $265,147 was outstanding on this loan.
The loan is not evidenced by a note which calls for interest of 6% per year to be added to the principal balance monthly. Anything2Ship intends to repay the loan out of any fundraising that it may carry out or when the Company achieves sustainable revenue.

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

A2S has created a new market dynamic that virtually eliminates the significant inefficiency in the buying and selling of freight services between spot buyers and shippers (Small to Medium Enterprises-"SME's") of freight over 100 lbs and Carriers seeking to fill empty space backhauls. By utilizing the Internet, A2S has codified in time and place terms a random marketplace by matching in real-time the supply and demand needs of an extensive spot shipper market. Plagued by underutilized trucking capacity, carriers are currently running 36% empty in the UK and higher in Europe.

The logistics market in the UK is over $42 billion, but with the planned expansion into Europe the total market exceeds $ 150billion, which is fragmented into thousands of companies. The top 15 UK Carriers account for less than 6% of the market; A2S's target market is 2.7 million of the 3.7million UK SME's
(Details: Appendix 1). To achieve its Year 3 goal, A2S needs to capture 1% of this SME target market, or 27,000 shippers. The growth in the road haulage market will be characterized by wider international coverage, an increasing reliance on Information Technology (IT), and growth in rationalization as larger companies target acquisitions in order to increase their geographic and product coverage. In addition, the industry will remain burdened by overcapacity that will further intensify competition and create demand for greater efficiency, capacity management, and cost control.

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

A2S shall focus on the 100lbs/50 kilos plus spot freight marketplace, which is approximately 5 times the value of the FedEx/UPS market in the US. This market is highly fragmented and therefore poorly served. A2S will seek to initially serve the UK SME market by creating efficient, automated, cost effective service in place of a manually intensive, time consuming and fragmented process. No recognized brand currently serves this market. A2S consolidates the SME marketplace by creating "critical mass" for the Seller (Carrier) looking to optimize capacity and reduce the average 36% running empty capacity. The A2S system perfects a disorganized supply and demand marketplace. A2S utilizes the existing physical infrastructure of the marketplace by using digital technology to match buyers and sellers. Thus A2S will seek to derive revenues from buyer and seller by taking a commission when a transaction is completed, this creates dependency driven by time and cost savings. Additionally, A2S expects to have low fixed costs, all of the above are core factors that also exist in the eBay model.

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

As of November 30, 2002, the Company had a net capital deficiency of $(834,923).

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

The Company reported no revenues for the three-month periods ended November 30, 2002 and 2001, respectively. Operating expenses for the three-month and six month period ended November 30, 2002 were $91,780 and $192,445, respectively, compared to the three-month and six-month period ended November 30, 2001 of $75,071 and $94,934, respectively. The increase reflects the Company's increased activity in developing the company's technology platform and the development if the company's corporate structure. Operating expenses are comprised mainly of accounting, legal, and other professional fees. The Company reported interest charges of $7,839 for the six months ended November 30, 2002, an increase of $2,509 from the six months ended November 30, 2001. This increase reflects deferred charges related to the Company's financing agreement, with RLI Capital Ltd. Depreciation expense totalled $44,961 and $76,577 in the three and six-month period ended November 30, 2002, respectively, compared to $430 and $1289 in the three and six-month period ended November 30, 2001, respectively.

Liquidity and Capital Resources

The Company anticipates that it will continue to incur significant operating losses for the foreseeable future. There can be no assurance as to whether or when we will generate material revenues or achieve profitable operations.

We are actively seeking strategic alliances in order to develop and market our products. We have a Credit Facility with RLI Capital
Limited as at November 30, 2002 $265,147 was outstanding.

We anticipate that our capital resources, as provided through the agreement with RLI Capital Ltd will permit the Company to maintain our current operations for at least 12 months.


Risk Factors

We have no recent operating history upon which a comparison or conclusion can be made for the evaluation of the future operation of our business. We have recently obtained loan funding to enter the shipping and haulage market specifically the sector delivering 100lbs and above and providing a web enabled freight management service primarily focused on the spot freight marketplace. We are currently completing our software platform and have not yet entered into any agreements with carriers or shippers. No assurance can be given that we will establish our proposed digital platform. We expect to commence commercial operations, during 2003, although no assurance can be given that this will occur. Accordingly, we have no operating history on which you can evaluate our future performance. We are at an early stage of development and it is possible that we may not achieve the revenues that we anticipate. If that occurs, we will receive less than our projected income from our operations and our ability to operate on a profitable basis will suffer. Before investing, you should carefully evaluate the risks, uncertainties, expenses and difficulties frequently encountered by early stage companies.

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

We Have Incurred Losses From Inception And Expect To Continue To
Incur Losses Unless And Until We Successfully Commence Commercial
Operations.

As of November 30, 2002, we had incurred losses since our inception of $834,923. We have had no operating revenues and have not yet commenced commercial operations. Although we expect to commence commercial operations during 2003, no assurance can be give that will do so or if commenced that we will achieve profitability. Our failure to commence commercial operations and achieve profitability would have a material adverse effect on our business.

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

o our business will commence in the United Kingdom and could be affected by decisions taken by the European Community

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

The company has not filed Form 8-K in this period ending November
30, 2002.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities
Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

ANYTHING2SHIP INC.
(Registrant)
Date: February 6, 2003

By: /s/ LINDEN BOYNE
    ----------------
    Director